Form 10QSB
period 2005-11-30
Garpa Resources, Inc.
filed 2006-01-13
CIK 1344394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number 000-51718

GARPA RESOURCES, INC.

(Name of small business issuer in its charter)

NEVADA (State of incorporation or organization)	20-0716175 (IRS Identification No.)

5411 Calderwood Crescent
Richmond, British Columbia
Canada, V7C 3G2
(Address of principal executive offices)

(604) 681-0209
(Issuer’s telephone number)

N/A
(Issuer’s former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    X    No

5,575,000 shares of issuer’s common stock, $0.001 par value, were outstanding at January 12, 2006. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Garpa ressources, Inc.
(An Exploration Stage Company)

November 30, 2005

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Garpa Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	November 30, 2005 $ (unaudited)	August 31, 2005 $ (audited)
ASSETS
Current Assets
Cash	25,416	33,257
Due from related party (Note 3)	52	52
Total Assets	25,468	33,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	610	26
Accrued liabilities	2,250	4,750
Total Liabilities	2,860	4,776
Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 5,575,000 shares (August 31, 2005 – 5,575,000 shares) issued and outstanding	5,575	5,575
Additional Paid in Capital	50,675	50,675
Donated Capital (Note 3)	15,750	13,500
Deficit Accumulated During the Exploration Stage	(49,392)	(41,217)
Total Stockholders’ Equity	22,608	28,533
Total Liabilities and Stockholders’ Equity	25,468	33,309

(The Accompanying Notes are an Integral Part of These Financial Statements)

Garpa Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Accumulated From February 11, 2004 (Date of Inception) to November 30, 2005 $	For the Three Months Ended November 30, 2005 $	For the Three Months Ended November 30, 2004 $
Revenue	−	−	−

Expenses
Donated rent (Note 3)	5,250	750	750
Donated services (Note 3)	10,500	1,500	1,500
General and administrative	634	193	18
Mineral property costs (Note 4)	23,008	482	−
Professional fees	10,000	5,250	−
Total Expenses	49,392	8,175	2,268
Net Loss	(49,392)	(8,175)	(2,268)
Net Loss Per Share – Basic and Diluted		−	−
Weighted Average Shares Outstanding		5,575,000	2,500,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Garpa Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	For the Three Months Ended November 30, 2005 $	For the Three Months Ended November 30, 2004 $
Operating Activities
Net loss	(8,175)	(2,268)
Adjustments to reconcile net loss to cash
Donated services and expenses	2,250	2,250
Change in operating assets and liabilities
(Decrease) in accounts payable & accrued liabilities	(1,916)	−
Net Cash Used in Operating Activities	(7,841)	(18)
Decrease in Cash	(7,841)	(18)
Cash - Beginning of Period	33,257	2,378
Cash - End of Period	25,416	2,360

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The Accompanying Notes are an Integral Part of These Financial Statements)

Garpa Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2005
(unaudited)

  Exploration Stage Company

The Company was incorporated in the State of Nevada on February 11, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2005, the Company has accumulated losses of $49,392 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission on November 22, 2005 that was declared effective on January 11, 2006, to register 3,075,000 shares of common stock for resale by existing stockholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

  Summary of Significant Accounting Policies

  Basis of Presentation

  These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is August 31.

  Use of Estimates

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Basic and Diluted Net Income (Loss) Per Share

  The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  Cash and Cash Equivalents

  The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Garpa Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2005
(unaudited)

  Summary of Significant Accounting Policies (continued)

  Mineral Property Costs

  The Company has been in the exploration stage since its formation on February 11, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

  Financial Instruments

  Financial instruments, which include cash, due from a related party, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

  Income Taxes

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

  Foreign Currency Translation

  The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

  Recent Accounting Pronouncements

  In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

  In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Garpa Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2005
(unaudited)

  Summary of Significant Accounting Policies (continued)

  Recent Accounting Pronouncements (continued)

  In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

  In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

  Interim Financial Statements

  These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

  Related Party Balances/Transactions

  During the three month periods ended November 30, 2005 and 2004, the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President of the Company, respectively.

  At November 30, 2005, the Company is owed $52 from the President of the Company for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

  Mineral Properties

  The Company entered into an Agreement dated March 7, 2005 to acquire a 100% interest in two Red Lake Mining Division Mining Claims located South of Otter Lake, Ontario, Canada, in consideration for $10,000. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company.

Item 2. Management's Discussion and Analysis.

Plan of Operation

Exploration Plan

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our KRL1248309 and KRL1248362 mining claims. We have enough cash on hand to complete our Phase Two exploration program. We do not have enough funds to complete our Phase Three program which we would plan to start in the May of 2007 if the results of the Phase Two exploration program are successful. The following is a brief summary of our three phase exploration program:

  We plan to compile and correlate data from our completed Phase One exploration program conducted between May 21, 2005, and May 27, 2005, and other published data. We anticipate there will be no cost for this activity since our President will conduct the compilation and correlation free of charge.

  As recommended by our consulting geologist, we plan to implement Phase Two of our three phase exploration program. The Phase Two program will be performed to fill in a hole in the magnetic plot which was caused by an equipment problem during the Phase One survey. The Phase Two exploration program is expected to cost approximately CDN$15,000. We plan to commence the Phase Two exploration program around May 1, 2006, but before June 9, 2006.

  We will review the results of the Phase Two exploration program in Fall of 2006. If we are able to identify favorable magnetic indicators we will plan and conduct a Phase Three program. The cost of the Phase Three program has not been fully estimated since we are awaiting all data from Phase One and Phase Two. However, we expect the cost of Phase Three to exceed CDN$75,000. If we proceed with a Phase Three program we would do so in May 2007.

  In the case that the Phase Three exploration program takes place, we will review Phase Three results in Fall 2007. If we are able to confirm elevated metal values at specific targets via geophysical surveying and sampling we would consider Phase Three a success and would plan for joint venture discussions with a major resource company.

As at November 30, 2005, we had a cash balance of $25,468. We have enough cash on hand to complete our Phase Two exploration program. If the Phase Two exploration program is successful will have to raise additional funds starting in January 2007 so that Phase Three exploration could commence in May 2007.

During the next 12 months, we do not anticipate generating any revenue. We anticipate that any additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the KRL1248309 and KRL1248362 mining claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Three exploration program. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Three exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest our mining claims to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mining claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

  our ability to raise additional funding;

  the market price for gold;

  the results of our proposed exploration programs on the mining claims; and

  our ability to find joint venture partners for the development of our mining claim interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Phase Two Exploration Cost Review

The costs described which include geologist, survey, and the technical report make up the entire cost of our Phase Two exploration program. The table below summarizes the cost estimate for the Phase Two exploration program. We expect Phase Two will be conducted by SJ Geophysics Ltd.

Phase One Exploration Items	Cost Estimate CDN $
Geologist	3,500
HLEM/Magnetometer Survey	9,000
Technical Report	2,500
Total	15,000

Accounting and Audit Expense Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant charges us approximately $1,000 to prepare our quarterly financial statements and approximately $1,250 to prepare our annual financial statements. Our independent auditor charges us approximately $1,250 to review our quarterly financial statements and approximately $4,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $12,000 to pay for our accounting and audit requirements.

Legal Expense Plan

We expect to incur filing costs of approximately $1,000 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $4,000 for legal costs to pay for three quarterly filings, one annual filing.

Risk Factors

An investment in our common stock involves a number of very significant risks. Prospective investors should refer to all our risk factors disclosed in our prospectus filed pursuant to Rule 424(b)(4) on January 12, 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would effect our liquidity, capital resources, market risk support and credit risk support or other benefits..

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Controls and Procedures.

  Evaluation of Disclosure of Controls and Procedures.

  Our Principal Executive Officer and Principal Financial Officer have, within 90 days of the filing date of this report, evaluated the Company’s internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, our Principal Executive Officer and Principal Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

  Changes in Internal Controls

  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge, no such proceedings are threatened or contemplated.

Item 2. Changes in Securities.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GARPA RESOURCES, INC.
(Registrant)

Date: January 12, 2006

By: /s/ Gary Schellenberg

Gary Schellenberg
Principal Executive Officer
Principal Financial Officer and Director

EXHIBIT 31.1
CERTIFICATION

I, Gary Schellenberg, certify that:

  I have reviewed this Quarterly Report on Form 10-QSB of Garpa Resources, Inc.

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this quarterly report is being prepared;

  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's second fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

By: /s/ Gary Schellenberg

Gary Schellenberg
Principal Executive Officer and Principal Financial Officer

Date: January 12, 2006

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Garpa Resources, Inc. (the “Company”) on Form 10-QSB for the period ending November 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Schellenberg, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Gary Schellenberg

Gary Schellenberg
Principal Executive Officer and Principal Financial Officer

Date: January 12, 2006