Form 10QSB
period 2006-02-28
Garpa Resources, Inc.
filed 2006-03-17
CIK 1344394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

5,575,000 shares of issuer’s common stock, $0.001 par value, were outstanding at March 16, 2006. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Garpa Resources, Inc.
(An Exploration Stage Company)

February 28, 2006

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Garpa Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(unaudited interim financial statements)

	February 28, 2006 $	August 31, 2005 $
ASSETS
Current Assets
Cash	18,522	33,257
Due from related party	−	52
Total Assets	18,522	33,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	142	26
Accrued liabilities	2,250	4,750
Total Liabilities	2,392	4,776
Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 5,575,000 shares issued and outstanding	5,575	5,575
Additional Paid in Capital	50,675	50,675
Donated Capital (Note 3)	18,000	13,500
Deficit Accumulated During the Exploration Stage	(58,120)	(41,217)
Total Stockholders’ Equity	16,130	28,533
Total Liabilities and Stockholders’ Equity	18,522	33,309

(The Accompanying Notes are an Integral Part of These Financial Statements)

Garpa Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited interim financial statements)

	For the Three Months Ended February 28, 2006 $	For the Three Months Ended February 28, 2005 $	For the Six Months Ended February 28, 2006 $	For the Six Months Ended February 28, 2005 $	Accumulated From February 11, 2004 (Date of Inception) to February 28, 2006 $
Revenue	−	−	−	−	−

Expenses
Donated rent (Note 3)	750	750	1,500	1,500	6,000
Donated services (Note 3)	1,500	1,500	3,000	3,000	12,000
General and administrative	578	20	771	38	1,212
Mineral property costs (Note 4)	−	−	482	−	23,008
Professional fees	5,900	−	11,150	−	15,900
Total Expenses	8,728	2,270	16,903	4,538	58,120
Net Loss	(8,728)	(2,270)	(16,903)	(4,538)	(58,120)

Net Loss Per Share – Basic and Diluted	−	−	−	−

Weighted Average Shares Outstanding	5,575,000	2,500,000	5,575,000	2,500,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Garpa Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited interim financial statements)

	For the Six Months Ended February 28, 2006 $	For the Six Months Ended February 28, 2005 $
Operating Activities
Net loss	(16,903)	(4,538)
Adjustments to reconcile net loss to cash
Donated services and expenses	4,500	4,500
Change in operating assets and liabilities
(Decrease) in accounts payable & accrued liabilities	(2,384)	−
Net Cash Used in Operating Activities	(14,787)	(38)
Financing Activities
Advances from related parties	52	−
Common stock subscriptions	−	7,500
Net Cash Provided by Financing Activities	52	7,500
(Decrease) Increase in Cash	(14,735)	7,462
Cash - Beginning of Period	33,257	2,378
Cash - End of Period	18,522	9,840

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The Accompanying Notes are an Integral Part of These Financial Statements)

Garpa Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(unaudited interim financial statements)

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

  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2006, the Company has accumulated losses of $58,120 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission on November 22, 2005 that was declared effective on January 11, 2006, to register 3,075,000 shares of common stock for resale by existing stockholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

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

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  Cash and Cash Equivalents

  The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Garpa Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(unaudited interim financial statements)

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

  Long-Lived Assets

  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

  Financial Instruments

  Financial instruments, which include cash, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Garpa Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2006
(unaudited interim financial statements)

  Summary of Significant Accounting Policies (continued)

  Recent Accounting Pronouncements (continued)

  In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

  Related Party Balances/Transactions

  During the six month periods ended February 28, 2006 and 2005, the Company recognized a total of $3,000 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the President of the Company, respectively.

  Mineral Properties

  The Company entered into an Agreement dated March 7, 2005 to acquire a 100% interest in two Red Lake Mining Division Mining Claims located South of Otter Lake, Ontario, Canada, in consideration for $10,000. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. There are situations that could prevent the Company from obtaining clear title to the mineral claims such as the bankruptcy or death of the President.

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

As at February 28, 2006, we had a cash balance of $18,522. We have enough cash on hand to complete our Phase Two exploration program. If the Phase Two exploration program is successful will have to raise additional funds starting in January 2007 so that Phase Three exploration could commence in May 2007.

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

Accounting and Audit Expense Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant charges us approximately $1,000 to prepare our quarterly financial statements and approximately $1,250 to prepare our annual financial statements. Our independent auditor charges us approximately $1,250 to review our quarterly financial statements and approximately $4,500 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $12,500 to pay for our accounting and audit requirements.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would effect our liquidity, capital resources, market risk support and credit risk support or other benefits.

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

Date: March 16, 2006

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

Date: March 16, 2006

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Garpa Resources, Inc. (the “Company”) on Form 10-QSB for the period ending February 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Schellenberg, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Gary Schellenberg

Gary Schellenberg
Principal Executive Officer and Principal Financial Officer

Date: March 16, 2006