Form 10QSB
period 2006-05-31
Garpa Resources, Inc.
filed 2006-07-14
CIK 1344394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

5,575,000 shares of issuer’s common stock, $0.001 par value, were outstanding at July 13, 2006. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Garpa Resources, Inc.
(An Exploration Stage Company)

May 31, 2006

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Garpa Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(unaudited)

	May 31, 2006 $	August 31, 2005 $
ASSETS
Current Assets
Cash	15,763	33,257
Due from related party	−	52
Total Assets	15,763	33,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	26	26
Accrued liabilities	1,000	4,750
Total Liabilities	1,026	4,776
Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 5,575,000 shares issued and outstanding	5,575	5,575
Additional Paid-in Capital	50,675	50,675
Donated Capital (Note 3)	20,250	13,500
Deficit Accumulated During the Exploration Stage	(61,763)	(41,217)
Total Stockholders’ Equity	14,737	28,533
Total Liabilities and Stockholders’ Equity	15,763	33,309

(The Accompanying Notes are an Integral Part of These Financial Statements)

Garpa Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)

	For the Three Months Ended May 31, 2006 $	For the Three Months Ended May 31, 2005 $	For the Nine Months Ended May 31, 2006 $	For the Nine Months Ended May 31, 2005 $	Accumulated From February 11, 2004 (Date of Inception) to May 31, 2006 $
Revenue	−	−	−	−	−

Expenses
Donated rent (Note 3)	750	750	2,250	2,250	6,750
Donated services (Note 3)	1,500	1,500	4,500	4,500	13,500
General and administrative	168	308	939	346	1,380
Mineral property costs (Note 4)	1,000	10,000	1,482	10,000	24,008
Professional fees	225	−	11,375	−	16,125
Total Expenses	3,643	12,558	20,546	17,096	61,763
Net Loss	(3,643)	(12,558)	(20,546)	(17,096)	(61,763)
Net Loss Per Share – Basic and Diluted	−	−	−	−
Weighted Average Shares Outstanding	5,575,000	4,592,000	5,575,000	3,205,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Garpa Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	For the Nine Months Ended May 31, 2006 $	For the Nine Months Ended May 31, 2005 $
Operating Activities
Net loss	(20,546)	(17,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Donated services and expenses	6,750	6,750
Impairment of mineral property costs	−	10,000
Change in operating assets and liabilities
Accounts payable & accrued liabilities	(3,750)	−
Net Cash Used in Operating Activities	(17,546)	(346)
Investing Activities
Mineral property acquisition costs	−	(10,000)
Net Cash Used in Investing Activities	−	(10,000)
Financing Activities
Advances from related parties	52	−
Common stock subscriptions	−	31,182
Net Cash Provided by Financing Activities	52	31,182
(Decrease) Increase in Cash	(17,494)	20,836
Cash - Beginning of Period	33,257	2,378
Cash - End of Period	15,763	23,214

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The Accompanying Notes are an Integral Part of These Financial Statements)

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2006
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

  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2006, the Company has accumulated losses of $61,763 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission on November 22, 2005 that was declared effective on January 11, 2006, to register 3,075,000 shares of common stock for resale by existing stockholders of the Company at $0.05 per share until the shares were quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company is listed on the OTC Bulletin Board under the trading symbol GRPR.

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

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  Cash and Cash Equivalents

  The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2006
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

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2006
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

  The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

  Related Party Transactions

  During each of the nine month periods ended May 31, 2006 and 2005, the Company recognized $4,500 for donated services at $500 per month and $2,250 for donated rent at $250 per month provided by the President of the Company.

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

Item 2. Management's Discussion and Analysis.

Plan of Operation

Exploration Plan

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our KRL1248309 and KRL1248362 mining claims in the Red Lake mining division in Ontario, Canada. On May 26, 2006, we filed for an extension via our trustee, Gary Schellenberg for mining claims KRL1248309 and KRL1248362. The Ministry of Northern Development and Mines has granted the Trustee an extension to August 4, 2006 for work and filing. We are currently conducting our Phase Two exploration program (“Phase Two”). We do not have enough funds to complete our Phase Three exploration program (“Phase Three”) which we would plan to start in May of 2007 if the results of Phase Two program are successful. The following is a brief summary of our three phase exploration program:

  We will review the results of Phase Two in Fall of 2006. If we are able to identify favorable magnetic indicators, we will plan and conduct a Phase Three program. The cost of the Phase Three program has not been fully estimated since we are awaiting all data from Phase One and Phase Two. However, we expect the cost of Phase Three to exceed $65,000. If we proceed with Phase Three, we would do so in May 2007.

  In the event that Phase Three commences, we will review Phase Three results in Fall 2007. If we are able to confirm elevated metal values at specific targets via geophysical surveying and sampling we would consider Phase Three a success and would plan for joint venture discussions with a major resource company.

As at May 31, 2006, we had a cash balance of $15,763. We have enough cash on hand to complete Phase Two. If Phase Two is successful, we will have to raise additional funds starting in January 2007 to ensure Phase Three could commence in May 2007.

During the next 12 months, we do not anticipate generating any revenue. We anticipate that any additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the KRL1248309 and KRL1248362 mining claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase Three. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete Phase Three. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest our mining claims to the joint venture partner.

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

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

  The following Current Reports on Form 8-K were filed since the beginning of the quarterly period ended May 31, 2006.

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of Form 8-K
2006/05/26	2006/06/30	Item 1.01 – Entry into a Material Definitive Agreement – Filed for extension

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GARPA RESOURCES, INC.
(Registrant)

Date: July 13, 2006

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

Date: July 13, 2006

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Garpa Resources, Inc. (the “Company”) on Form 10-QSB for the period ending May 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Schellenberg, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Gary Schellenberg

Gary Schellenberg
Principal Executive Officer and Principal Financial Officer

Date: July 13, 2006