Form 10KSB
period 2006-08-31
Garpa Resources, Inc.
filed 2006-12-12
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   August 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________
Commission file number  000-51718

GARPA RESOURCES, INC.
(Name of Small Business Issuer in its charter)

Nevada	20-0716175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
620 - 650 West Georgia Street, Vancouver, British Columbia, Canada	V6B 4N9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 681-0209

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ X ] No

Page - 1

State issuer’s revenues for its most recent fiscal year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,597,750 as of November 29, 2006 {$1.17 X 3,075,000}

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 30, 2006
common stock - $0.001 par value	5,575,000

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

Page - 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including statements regarding Garpa’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Garpa files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-KSB for the fiscal year ended August 31, 2006, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and Garpa disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Garpa may, from time to time, make oral forward-looking statements. Garpa strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Garpa’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Garpa to materially differ from those in the oral forward-looking statements. Garpa disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Description of Business.

General

Garpa Resources, Inc. (“Garpa”) is a Nevada corporation that was incorporated on February 11, 2004.

Garpa maintains its statutory registered agent’s office at 711 S. Carson Street. Carson City, Nevada, 89701 and its business office is located at 620 - 650 West Georgia Street, Vancouver, British Columbia, Canada. Garpa’s office telephone number is (604) 681-0209.

Garpa has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Garpa’s business.

Business of Garpa

Garpa is a startup exploration stage company without operations, and is in the business of gold exploration. There is no assurance that a commercially viable deposit exists on Garpa’s mining claims. Additional exploration will be required before a final evaluation as to the economic and legal feasibility of the mining claims can be determined.

On March 7, 2005, Garpa acquired two mining claims from an independent prospector named Jaroslav Ruza for $10,000. Under the Ontario Mining Act, title to Ontario mining claims can only be held by individuals or Canadian corporations. Because of this regulation, Garpa’s president is holding the mining claims in trust for Garpa until Garpa can determine whether there are commercially viable gold deposits on any of its mining claims. If Garpa determines that there is a commercially viable gold deposit on any of its mining claims, Garpa will incorporate a Canadian subsidiary to hold title to the mining claims and its president will transfer the mining claims to the subsidiary. The transfer will be at no cost to Garpa, other than the costs associated with the incorporation of the Canadian subsidiary.

Page - 3

The mining claims were staked by Jaroslav Ruza on June 9, 2003, and acquired by Garpa on March 7, 2005. The mining claims are in the Red Lake Mining District, Ontario, Canada. The claim numbers are KRL1248309 and KRL1248362 and are adjacent to each other. Each claim is 12 claim units and in the Province of Ontario a claim unit equates to approximately 16 hectares. This means that the total area of the mining claims is 384 hectares or approximately 950 acres.

The only known work on the mining claims consists of a ground magnetic survey and a soil geochemical survey organized by Garpa in May of 2005, which identified a linear magnetic low trending across the property. Garpa spent $12,500 on the survey which was carried out by SJ Geophysics Ltd. of Delta, British Columbia, Canada on Garpa’s behalf.

Location and Means of Access to the Mining Claims

The mining claims are situated in the Red Lake Mining District, northwestern Ontario, 25 miles southeast of Red Lake. The claims are located 5 miles northeast of Highway 105, which is the Red Lake Highway that connects the Red Lake district to the Trans Canada Highway. This junction occurs near Vermillion Bay some 70 miles to the south, between Dryden and Kenora. The 950 acre property is centered at 50°53' N latitude and 93°22' longitude. Road access is possible to Claim KRL1248362 via an old logging road from the Snake Falls road off Highway 105. Access to Claim KRL1248309 is possible only on foot or by helicopter.

KRL1248309 and KRL1248362 Mining Claims Description

The KRL1248309 and KRL1248362 adjacent mining claims are unencumbered and in good standing and there are no third party conditions that affect the mining claim other than conditions defined by the Province of Ontario as described below. The mining claims together are an area of 24 units as defined by the Province of Ontario, which is equivalent to an area of 950 acres. Garpa has no insurance covering the mining claims. Mr. Schellenberg believes that no insurance is necessary since the mining claims are unimproved and contain no buildings or improvements. The mining claim number, registered owner number, expiry date, number of units, and work requirement as typically recorded in the Province of Ontario is as follows:

Claim Number	Registered Owner	Expiry Date	Number of Units	Work Requirement
KRL1248309	Gary Schellenberg	August 4, 2007	12 units	$4,800
KRL1248362	Gary Schellenberg	August 4, 2007	12 units	$4,800

The KRL1248309 and KRL1248362 mining claims are located in the Red Lake Mining Division, Ontario, Canada. Garpa’s consulting geologist has written a report and provided Garpa with recommendations of how it should continue to explore its mining claims.

There is no assurance that a commercially viable gold deposit exists on the mining claims. Further exploration will be required before an evaluation as to the economic feasibility of the mining claims can be determined. It is Garpa’s intention to incorporate a Canadian subsidiary and record the deed of ownership in the name of its subsidiary if gold is discovered on the mining claims and it appears that it would be economically viable to commercially mine the mining claims. Until Garpa can validate otherwise, the mining claims are without known reserves and Garpa has planned a three phase exploration program as recommended by its consulting geologist. Garpa has completed Phase Two of this program.

Conditions to Retain Title to KRL1248309 and KRL1248362 Mining Claims

In order to retain title to the mining claims, Garpa is required to perform exploration work of CDN$4,800 on each mining claim for total expenditures of CDN$9,600 by August 4, 2007. Exploration work costs conducted on one claim can be assigned to the other to keep both claims in good standing as long as CDN$9,600 is spent on both claims overall.

History of Red Lake and of the KRL1248309 and KRL1248362 Mining Claims Area

The following history is summarized from the report prepared by Garpa’s consulting geologist, Jim Chapman, dated October 30, 2005, concerning Garpa’s mining claims that are situated to the southeast of the Red Lake gold mining camp. The history of the Red Lake gold mining camp dates back to 1897 when gold mineralization was first found on the surface. It was not rich enough to pursue at the time and it took rumors of a silver occurrence to attract prospectors back in 1922. At that time, claims were staked and gold rush ensued. By 1929 several gold mines were under construction. The 1929 stock market crash dampened exploration but rising gold prices prompted a resumption of work by 1931. The early 1940’s saw gold producing mines in the area with all activity ceasing in 1943 due to Word War II. Activity resumed in 1949 and gold has been mined from the area until present day by a number of mining companies.

Page - 4

Garpa’s mining claims are located a distance of approximately 25 miles southeast from the operating mine. The potential economic significance of the mining claims is that according to Garpa’s consulting geologist's report, its mining claims are located in an area of historical and ongoing high grade gold production, as well as historical base metal production from several belts that host numerous mines and mineral deposits throughout the Canadian Shield. These facts indicate there is potential to locate gold in the area and Garpa’s mining claims have been largely unexplored.

Garpa’s objective is to conduct exploration activities on its mining claims to assess whether the claims have any commercially viable gold deposits. Until Garpa can validate otherwise, the mining claims are without known reserves and Garpa has planned a three phase program to explore its mining claims.

Present Condition of the KRL1248309 and KRL1248362 Mining Claims

Neither Garpa’s president nor its consulting geologist has been onto the mining claims. However, SJ Geophysics Ltd. has been onto the mining claims on Garpa’s behalf in order to conduct a ground magnetometer survey from May 21-27, 2005. SJ Geophysics reported no problems accessing the mining claims and was able to conduct the survey as planned, other than experiencing an equipment malfunction during the survey. Satellite imagery available from Google indicates a gently sloping treed area with sparse outcropping. There is no equipment, infrastructure, or electricity on the mining claims.

Geology of the KRL1248309 and KRL1248362 Mining Claims

Neither Garpa nor its consulting geologist is aware of any current or historical geological information with respect to the specific mining claims. Both mining claims, according to published regional mapping, appear to be underlain by diorite intrusive. A diorite intrusive is an igneous rock formation that has the potential to contain gold and other valuable minerals. Until Garpa can validate otherwise, the mining claims are without known reserves and Garpa has planned a three phase program to explore the mining claims. A review of available exploration data from public and private sources, in conjunction with the planned exploration program, will be required to substantiate an interpretation.

Competitive Conditions

The mineral exploration business is an extremely competitive industry. Garpa is competing with many other exploration companies looking for minerals. Garpa is one of the smaller exploration companies and a very small participant in the mineral exploration business. Being a junior mineral exploration company, Garpa compete with other junior companies for financing and joint venture partners. Additionally, Garpa competes for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Government Approvals and Regulations

Garpa will be required to comply with all regulations defined in the Mineral Act for the Province of Ontario. The effect of these existing regulations on its business is that Garpa is able to carry out its exploration program as it has described in this annual report. However, it is possible that a future government could change the regulations that could limit Garpa’s ability to explore its mining claims, but management believes this is unlikely.

Exploration Expenditures

Garpa recognized $32,405 of exploration expenditures on its financial statements since its inception on February 11, 2004. The $32,405 amount was comprised of work performed on the mining claims by SJ Geophysics Ltd. from May 21-27, 2005 and May 30 - June 4, 2006. Of this $32,405 the Province of Ontario acknowledge the receipt of amended work assessment report that consisted of CDN$9,898 of work expenditures on November 23, 2006. Once the report is approved the mining claims will be kept in good standing until August 4, 2007.

Costs and Effects of Compliance with Environmental Laws

Garpa currently has no costs to comply with environmental laws concerning its exploration program.

Page - 5

Employees and Employment Agreements

Garpa does not have any employees other than Mr. Schellenberg. Garpa intends to retain the services of independent geologists and consultants on a contract basis to conduct the exploration program on its KRL1248309 and KRL1248362 mining claims.

RISK FACTORS

You should consider each of the following risk factors and the other information in this annual report, including Garpa’s financial statements and the related notes, in evaluating Garpa’s business and prospects. The risks and uncertainties described below are not the only ones that impact on Garpa’s business. Additional risks and uncertainties not presently known to Garpa or that Garpa currently considers immaterial may also impair its business operations. If any of the following risks actually occur, Garpa’s business and financial results could be harmed. In that case, the trading price of Garpa’s common stock could decline.

1.	If Garpa does not obtain additional financing, its business plan will fail.

Garpa’s current operating funds are estimated to be sufficient to complete Phase Two of its planned exploration program on its KRL1248309 and KRL1248362 mining claims. However, Garpa will need to obtain additional financing in order to complete its business plan. Garpa’s business plan calls for significant expenses in connection with the exploration of its mining claims. Garpa has not made arrangements to secure any additional financing.

2.	Garpa’s failure to make required work expenditures could cause it to lose title to the mining claims.

In order to retain title to the mining claims, Garpa is required to perform exploration work of CDN$4,800 on each mining claim for total expenditures of CDN$9,600 by August 4, 2007. If Garpa fails to make and file the required expenditures it will lose title to the mining claims.

3.	Because Garpa has only recently commenced business operations, it faces a high risk of business failure and this could result in a total loss of your investment.

Garpa has not completed exploration of its mining claims, and thus has no way to evaluate the likelihood whether it will be able to operate its business successfully. Garpa was incorporated on February 11, 2004 and to date has been involved primarily in organizational activities, obtaining financing, purchasing its mining claims and, commencing an initial magnetic survey on its claims. Garpa has not earned any revenues and has never achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that Garpa plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. Garpa has no history upon which to base any assumption as to the likelihood that its business will prove successful, and Garpa can provide no assurance to investors that it will generate any operating revenues or ever achieve profitable operations.

4.  Because Garpa has only recently commenced business operations, it expects to incur operating losses for the foreseeable future.

Garpa has never earned any revenue and has never been profitable. Prior to completing exploration on its KRL1248309 and KRL1248362 mining claims, Garpa may incur increased operating expenses without realizing any revenues from its mining claims causing it to incur operating losses for the foreseeable future. If Garpa’s operating losses continue for a sustained period its business may fail.

5.	If Garpa does not find a joint venture partner for the continued development of its mining claims, Garpa may not be able to advance exploration work.

If the results of Garpa’s Phase Two exploration program are successful, it may try to enter a joint venture agreement with a partner for the further exploration and possible production on its mining claims. Garpa would face competition from other junior mineral resource exploration companies who have properties that a potential joint venture partner may deem to be attractive in terms of potential return and investment cost. In addition, if Garpa entered into a joint venture agreement, it would likely assign a percentage of its interest in its mining claims to the joint venture partner. If Garpa is unable to enter into a joint venture agreement with a partner its business may fail.

Page - 6

6.	Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable gold deposits will be found on Garpa’s mining claims and its business will fail.

Exploration for gold is a speculative venture involving substantial risk. Garpa can provide investors with no assurance that its KRL1248309 and KRL1248362 mining claims contain commercially viable gold deposits. The exploration program that Garpa will conduct on its mining claims may not result in the discovery of commercially viable gold deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in gold exploration often result in unsuccessful exploration efforts. In such a case, Garpa may be unable to complete its business plan and its business may fail.

7.	Because of the inherent dangers involved in gold exploration, there is a risk that Garpa may incur liability or damages as it conducts its business.

The search for gold involves numerous hazards. As a result, Garpa may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which it cannot insure or against which it may elect not to insure. Garpa currently has no such insurance nor does it expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed Garpa’s asset value and cause Garpa to liquidate all its assets causing its business to fail.

8.	Because access to its mining claims is often restricted by inclement weather, Garpa will be delayed in its exploration and any future mining efforts.

Access to Garpa’s KRL1248309 and KRL1248362 mining claims is restricted to the period between May 1 and November 15 of each year due to snow in the area. As a result, any attempts to visit, test, or explore the mining claims are largely limited to these six and a half months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production if commercial amounts of minerals are found. Such delays can result in Garpa’s inability to meet deadlines for exploration expenditures as defined by the Province of Ontario and could cause its business to fail unless Garpa can meet deadlines.

9.	As Garpa undertakes exploration of its mining claims, Garpa will be subject to compliance of government regulation that may increase the anticipated time and cost of its exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. Garpa will be subject to the mining laws and regulations as contained in the Mineral Act of the Province of Ontario as it carries out its exploration program. Garpa may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While its planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase Garpa’s time and costs of doing business and prevent it from carrying out its exploration program.

10.	If Garpa does not obtain clear title to the mining claims, its business may fail.

Under Ontario law, title to Ontario mining claims can only be held by individuals or Canadian corporations. Since Garpa is a Nevada corporation it is not legally allowed to hold claims in the province of Ontario. Garpa’s mining claims are being held in trust for it by its president since he is an individual. If Garpa confirms economically viable deposits of gold on any of its mining claims Garpa will incorporate a Canadian subsidiary to hold title the mining claims and its president will transfer the claim to the subsidiary. Until Garpa can confirm viable gold deposits, its president is holding the mining claims in trust for Garpa by means of a trust agreement. However, there could be situations such as the death of Garpa’s president that could prevent Garpa from obtaining clear title to the mining claims. If Garpa is unable to obtain clear title to the mining claims its business may fail.

Page - 7

11.	Because market factors in the mining business are out of Garpa’s control, Garpa may not be able to market any minerals that may be found.

The mining industry, in general, is intensely competitive and Garpa can provide no assurance to investors even if gold is discovered that a ready market will exist from the sale of any gold found. Numerous factors beyond Garpa’s control may affect the marketability of gold. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in Garpa not receiving an adequate return on invested capital and may cause its business to fail.

12.	Because Garpa holds a significant portion of its cash reserves in United States dollars, Garpa may experience weakened purchasing power in Canadian dollar terms.

Garpa holds a significant portion of its cash reserves in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains or losses in Canadian dollar terms. If there was to be a significant decline in the United States dollar versus the Canadian Dollar, Garpa’s US dollar purchasing power in Canadian dollars would also significantly decline. Garpa has not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

13.	Garpa’s auditors have expressed substantial doubt about Garpa’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that Garpa will continue as a going concern. As discussed in Note 1 to the financial statements, Garpa was recently incorporated on February 11, 2004, and does not have a history of earnings, and as a result, Garpa’s auditors have expressed substantial doubt about its ability to continue as a going concern. Continued operations are dependent on Garpa’s ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Garpa’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.

14.	“Penny Stock” rules may make buying or selling Garpa’s common stock difficult, and severely limit the market and liquidity of the shares of common stock.

Trading in Garpa’s common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. Garpa’s common stock qualifies as penny stocks and is covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the common stock in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of Garpa’s common stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Garpa’s common stock, which could severely limit their market price and liquidity of its common stock. This could prevent you from reselling your shares and may cause the price of the common stock to decline. See “Penny Stock rules” on page 10 for more details

Item 2. Description of Property.

Garpa’s executive offices are located at 620 - 650 West Georgia Street, Vancouver, British Columbia, Canada, V6B 4N9. Garpa’s President, Gary Schellenberg, currently provides this space to Garpa free of charge. This space may not be available to Garpa free of charge in the future.

Garpa also have two mining claims located in the Red Lake Mining Division, Ontario, Canada as described in the section “Business of Garpa” above.

Item 3. Legal Proceedings.

Garpa is not a party to any pending legal proceedings and, to the best of management’s knowledge, none of Garpa’s property or assets are the subject of any pending legal proceedings.

Page - 8

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Garpa’s common stock has been quoted on the NASD OTC Bulletin Board since April 11, 2006 under the symbol “GRPR”. The table below gives the high and low bid information for each fiscal quarter Garpa’s common stock has been quoted. The bid information was obtained from the Pink Sheets, LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
27 November 2006	$2.50	$0.51	Pink Sheets, LLC
31 August 2006	$5.05	$2.50	Pink Sheets, LLC
31 May 2006	$4.75	$0.15	Pink Sheets, LLC

(b) Holders of Record

Garpa has 26 registered holders of common stock.

(c) Dividends

Garpa has declared no cash dividends on its common stock in fiscal 2006. Garpa has no current plans to declare or pay any cash dividend on its common stock.

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

2004 and 2005 Sales

As of August 31, 2005 Garpa sold 5,575,000 shares of unregistered securities. All of these 5,575,000 shares were acquired from Garpa in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to Canadian residents.

The shares include the following three offerings:

1.	On March 18, 2004, Garpa issued 2,500,000 shares of common stock at a price of $0.001 per share for cash proceeds of $2,500 to its President;

2.	On March 15, 2005 Garpa issued 2,500,000 shares of common stock to 10 non-affiliate Canadian residents at a price of $0.01 per share for cash proceeds of $25,000; and

3.	On June 30, 2005 Garpa issued 575,000 shares of common stock to 23 non-affiliate Canadian residents at a price of $0.05 per share for cash proceeds of $28,750.

With respect to all of the above offerings, Garpa completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act of 1993 (the “1933 Act”) on the basis that the sale of the common stock was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. Garpa did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each subscriber represented to Garpa that the subscriber was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The subscription agreement signed between Garpa and the subscriber included statements that the securities had not been registered pursuant to the 1933 Act and that the securities may not be offered or sold in the United States unless the securities are registered under the 1933 Act or pursuant to an exemption from the 1933 Act. The subscriber agreed by signing the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; (ii) that Garpa is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the 1933 Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the 1933 Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the 1933 Act.

Page - 9

Each subscriber was given adequate access to sufficient information about Garpa to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the subscriber.

(e) Penny Stock Rules

Trading in Garpa’s common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends Garpa’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Garpa’s common stock, which could severely limit their market price and liquidity of Garpa’s common stock.

The “penny stock” rules also imposes additional sales practice requirements on broker/dealers who sell penny stock. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Management’s Discussion and Analysis.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF GARPA RESOURCES, INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Plan of Operation

Exploration Plan

Garpa’s plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to Garpa obtaining any additional funding necessary for the continued exploration of our KRL1248309 and KRL1248362 mining claims. The following is a brief summary of Garpa’s phase three exploration program:

The soil samples that were collected in the 2006 exploration program will be sent for analysis. In addition, geological mapping and rock geochemistry survey will be conducted on the property to further assess the magnetic lineation that was discovered in the geophysical survey. If Garpa is able to confirm elevated metal values at specific targets via geophysical surveying and sampling Garpa would conduct a trenching program in an effort to determine the source of the elevated metal values. If Garpa is successful in determining the source of the elevated metal values Garpa would then plan for joint venture discussions with a major resource company.

Page - 10

As at August 31, 2006, Garpa had a cash balance of $9,824. Garpa does not have enough cash on hand to complete its Phase Three exploration program and will have to raise additional funds starting in January 2007 so that Phase Three exploration could commence in May 2007.

During the next 12 months, Garpa does not anticipate generating any revenue. Management anticipates that any additional funding will come from equity financing from the sale of Garpa’s common stock or sale of part of its interest in the KRL1248309 and KRL1248362 mining claims. If Garpa is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Garpa. Garpa does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to support its working capital requirements. In the absence of such financing, Garpa’s business will fail.

Garpa may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete its Phase Three exploration program. Garpa has not undertaken any efforts to locate a joint venture partner for Phase Three. If Garpa enters into a joint venture arrangement, it will assign a percentage of its interest its mining claims to the joint venture partner.

Phase Two Exploration Cost Review

Geochemical analysis:	CDN$4,500
Geological Mapping	$6,550
Trenching	$18,000
Report	$4,000
Contingencies	$3,000
Total $36,050

Accounting and Audit Plan

Garpa intends to continue to have its outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by its independent auditor. Garpa’s outside consultant charges approximately $1,000 to prepare Garpa’s quarterly financial statements and approximately $1,250 to prepare its annual financial statements. Garpa’s independent auditor charges approximately $1,250 to review Garpa’s quarterly financial statements and approximately $5,000 to audit its annual financial statements. In the next twelve months, management anticipates spending approximately $12,000 to pay for its accounting and audit requirements.

Results of Operation

Garpa has had no operating revenues since its inception on February 11, 2004, through to August 31, 2006. Garpa’s activities have been financed from the proceeds of share subscriptions. From its inception, on February 11, 2004, to August 31, 2006 Garpa has raised a total of $56,250 from private offerings of its common stock.

For the period from inception on February 11, 2004, to August 31, 2006, we incurred total expenses of $74,680. These expenses included $32,405 in mineral property costs represented by the cost charged to operations for the acquisition of the KRL1248309 and KRL1248362 mining claims and Garpa’s Phase One exploration program. Garpa incurred $18,275 in professional fees. Garpa also expensed a total of $15,000 for donated services and $7,500 for donated rent both provided by its president. Garpa had general and administrative expenses of $1,500.

For the year ended August 31, 2006, Garpa incurred total expenses of $33,463. These expenses included $9,879 in mineral property costs represented by the cost charged to operations for the acquisition of the KRL1248309 and KRL1248362 mining claims and Garpa’s Phase One exploration program. Garpa incurred $13,525 in professional fees during the period. Garpa also expensed a total of $6,000 for donated services and $3,000 in donated rent both provided by its president. Garpa had general and administrative expenses of $1,059.

For the year ended August 31, 2005, Garpa incurred total expenses of $35,319. These expenses included $22,500 in mineral property costs represented by the cost charged to operations for the acquisition of the KRL1248309 and KRL1248362 mining claims and Garpa’s Phase One exploration program. Garpa incurred $3,500 in professional fees during the period. Garpa also expensed a total of $6,000 for donated services and $3,000 in donated rent both provided by its president. Garpa had general and administrative expenses of $319.

Page - 11

Liquidity and Capital Resources

Garpa had working capital of $4,070 as of August 31, 2006, compared with $28,533 as of August 31, 2005.

There are no assurances that Garpa will be able to achieve further sales of its common stock or any other form of additional financing. If Garpa is unable to achieve the financing necessary to continue its plan of operations, then Garpa will not be able to continue its exploration of the KRL1248309 and KRL1248362 mining claims and its business will fail.

Management believes that Garpa’s current cash will be sufficient to fully finance its operations at current and planned levels through February, 2007. Management intends to manage Garpa’s expenses and payments to preserve cash until Garpa is profitable, otherwise additional financing must be arranged. Specifically such cash management actions include donation of rent and services by Garpa’s directors and officers.

For the fiscal year ended August 31, 2006, net cash used in operating activities decreased to $(24,025) compared with $(22,819) for the previous fiscal year. Net cash provided by financing activities decreased to $52 for the fiscal year ended August 31, 2006 as compared with $53,698 for the previous fiscal year.

Off-balance Sheet Arrangements

Garpa has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Internal and External Sources of Liquidity

Garpa’s internal sources of liquidity will be loans that may be available to Garpa from management. In the president has loaned Garpa funds and donated services and rent. Though Garpa has no written arrangements with its president Garpa expects that the president will provide Garpa with internal sources of liquidity if it is required.

If required, Garpa’s external sources of liquidity will be private placements for equity conducted outside the United States. Garpa has not completed any definitive arrangements for any external sources of liquidity.

Material Commitments for Capital Expenditures

Garpa had no contingencies or long-term commitments at August 31, 2006.

Overview and Anticipated Expenses

Garpa intends to continue to have its outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by its independent auditor. Garpa’s outside consultant charges approximately $1,000 to prepare Garpa’s quarterly financial statements and approximately $1,250 to prepare its annual financial statements. Garpa’s independent auditor charges approximately $1,250 to review Garpa’s quarterly financial statements and approximately $5,000 to audit its annual financial statements. In the next twelve months, management anticipates spending approximately $12,000 to pay for its accounting and audit requirements.

Garpa intends to implement its Phase Three exploration program in the Spring or Summer of 2007 at a cost of $36,000. Garpa’s president is currently handling all aspects of Garpa’s business operations.

Critical Accounting Policies

Garpa’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of Garpa’s financial statements.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Page - 12

Basic and Diluted Net Income (Loss) Per Share
Garpa computed net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents
Garpa considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Properties
Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Financial Instruments
Garpa’s financial instruments consist of cash, accounts payable and accrued liabilities, notes payable and due to related parties. Unless otherwise noted, it is management's opinion that Garpa is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Item 7. Financial Statements

See audited financial statements for the period ended August 31, 2006 attached as an Exhibit to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Garpa’s accountants on accounting and financial disclosure. Garpa’s Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

Gary Schellenberg, Garpa’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Garpa’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, Mr. Schellenberg has concluded that, as of the Evaluation Date, Garpa’s disclosure controls and procedures are effective in alerting Garpa on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Garpa’s internal controls or, to Garpa’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Garpa carried out this evaluation.

Item 8B. Other Information

During the fourth quarter of the year covered by this Form 10-KSB, Garpa had no information to be disclosed as required on a Form 8-K that was not disclosed.

Page - 13

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identify Directors and Executive Officers

The directors named below will serve until the next annual meeting of the stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the discretion of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers and any other person pursuant to which any director or officer was to be selected as a director or officer.

The names, addresses, ages and positions of Garpa’s present officers and directors are set forth below:

Name and Address	Age	Positions
Gary Schellenberg 620 - 650 West Georgia Street Vancouver, British Columbia V6B 4N9 Canada	48	President, Chief Financial Officer, Corporate Secretary, Treasurer and Director

Gary Schellenberg ● Mr. Schellenberg (48 years old) has been the sole director and sole officer of Garpa since February 11, 2004. Mr. Schellenberg is active in three other public companies on the TSX Venture Exchange in Canada and one private company. Mr. Schellenberg commits approximately ten hours per week of his time to Garpa’s business. Mr. Schellenberg graduated from the University of British Columbia in 1981 and acquired a Bachelors of Science in Geology.

Mr. Schellenberg is involved in the following three public companies that are actively listed on the on the TSX Venture Exchange in Canada. Mr. Schellenberg acts a Director and President of TNR Gold Corp and has done so since August 1990. At TNR Gold, Mr. Schellenberg is responsible for overseeing all business operations. TNR Gold has several exploration projects with two in Alaska and twelve in Argentina. Additionally, Mr. Schellenberg acts as a Director of Argent Resources Ltd. and has done so since November 1997. Argent Resources has two exploration projects in Canada. Finally, Mr. Schellenberg acts as a Director of New Word Resources Corp. and has done so since March 2003. New World has two exploration projects with one in Mexico and the other in Canada.

Mr. Schellenberg is also the Founder, Director and President of Coast Mountain Geological Ltd and has been involved with Coast Mountain since April 1987. At Coast Mountain, Mr. Schellenberg is responsible for overseeing all business operations. Coast Mountain supplies exploration and geological consulting services for its clients. These clients are generally exploration companies searching for valuable minerals at various locations around the world.

During the last five years, Mr. Schellenberg was also a Director and President of Secureview Systems Inc. (formerly International Comstock Exploration Ltd.) from December 1997 to August 2003. At International Comstock, Mr. Schellenberg was responsible for overseeing all business operations. International Comstock had one exploration project in Canada and was not successful in locating a commercially viable mineral property.

(b) Identify Significant Employees

Garpa does not have any significant employees other than Gary Schellenberg. For its accounting, Garpa utilizes the consulting services of Lancaster & David, Chartered Accountants of Vancouver, Canada to assist in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States from its internal accounting data.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Garpa to become directors or executive officers.

Page - 14

(d) Involvement in Certain Legal Proceedings

(1)
No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)
No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e) Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Garpa is not aware of any failures to file a required report during the period covered by this annual report.

(f) Audit Committee Financial Expert

Garpa does not have a financial expert serving on an audit committee. Garpa utilizes its consulting accountants Lancaster & David to assist in the preparation of its financial statements in accordance with generally accepted accounting principles (“GAAP”) from its bank statements and invoices. Garpa does not have an audit committee at this time because Garpa is a start-up exploration company and has no revenue.

(g) Identification of Audit Committee

Garpa does not have a separately-designated standing audit committee. Rather, Garpa’s audit committee is comprised of its board of directors. However, none of the members of the audit committee meet the independent requirements for an audit committee member. Garpa’s audit committee is responsible for: (1) selection and oversight of Garpa’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Garpa’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

(h) Code of Ethics

Garpa has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 - Code of Ethics for more information. Garpa undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Gary Schellenberg at 604-681-0209 to request a copy of Garpa’s code of ethics. Management believes Garpa’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 15

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Gary Schellenberg President, CFO and Director Feb 2004 to present	2004 2005 2006	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

Garpa has no standard arrangements such as an active employment or consulting contract in regards to compensating Gary Schellenberg for his services to Garpa. Garpa provides no pension plan for Mr. Schellenberg. Mr. Schellenberg will not be reimbursed for past services. Mr. Schellenberg will not receive any monthly, annual or long-term compensation. Garpa has no policy to compensate its directors for director services such as committee participation or special assignments. Garpa has no other arrangements with its directors.

Item 11. Security Ownership of Certain Beneficial Holders and Management.

Security Ownership of Certain Beneficial Owners (more than 5%)

The following table sets forth, as of the date of this annual report, the total number of common shares owned beneficially by Garpa’s sole director, officer and key employee, individually and as a group, and the present owners of 5% or more of Garpa’s total outstanding common shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [2]
common stock	Gary Schellenberg 620 - 650 West Georgia Street Vancouver, British Columbia V6B 4N9 Canada	2,500,000	44.8%
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 5,575,000 shares of common stock issued and outstanding as of November 30, 2006.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class [1]
common stock	Gary Schellenberg 620 - 650 West Georgia Street Vancouver, British Columbia V6B 4N9 Canada	2,500,000	44.8%
common stock	Directors and Executive Officers as a group	2,500,000	44.8%
[1] Based on 5,575,000 shares of common stock issued and outstanding as of November 30, 2006.

Page - 16

Changes in Control

Garpa is not aware of any arrangement that may result in a change in control of Garpa.

Item 12. Certain Relationships and Related Transactions.

(a) Relationships with Insiders

During the last two fiscal years, no director, executive officer or security holder has had any direct or indirect material interest in any transaction or a series of similar transactions that exceeded $60,000 to which Garpa was a party.

(b) Transactions with Promoters

Gary Schellenberg is the sole promoter of Garpa. Mr. Schellenberg is the only person who has taken an initiative in founding and organizing its current business. Mr. Schellenberg has not received anything of value from Garpa nor is Mr. Schellenberg entitled to receive anything of value from Garpa for services provided as a promoter.

Item 13. Exhibits.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements as of August 31, 2006 and for the period February 11, 2004 to August 31, 2006.	Included
3.1	Articles of Incorporation of Garpa Resources, Inc., filed as an Exhibit to Garpa’s Form SB-2 filed on November 21, 2005 and incorporated herein by reference.	Filed
3.2	By-Laws of Garpa Resources, Inc., filed as an Exhibit to Garpa’s Form SB-2 filed on November 21, 2005 and incorporated herein by reference.	Filed
10.1	Property Agreement dated March 7, 2005 between Garpa Resources, Inc. and Jaroslav Ruza, filed as an Exhibit to Garpa’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
10.2	Trust Agreement dated March 7, 2005 between Garpa Resources, Inc. and Gary Schellenberg, filed as an Exhibit to Garpa’s Form SB-2 filed on February 4, 2005 and incorporated herein by reference.	Filed
14	Code of Ethics, filed as an Exhibit to Garpa’s Form SB-2 filed on November 21, 2005 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Item 14.   Principal Accounting Fees and Services

(1)   Audit Fees and Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Garpa’s audit of annual financial statements and for review of financial statements included in Garpa’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006 - $8,570 - Manning Elliot - Chartered Accountants
2005 - $5,000 - Manning Elliot - Chartered Accountants

Page - 17

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Garpa’s financial statements and are not reported in the preceding paragraph:

2006 - $nil
2005 - $nil

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $nil
2005 - $nil

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2006 - $nil
2005 - $nil

(5) Garpa’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit Garpa’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

Page - 18

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Garpa Resources, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

GARPA RESOURCES, INC.

/s/ Gary Schellenberg
By:
Name:  Gary Schellenberg
Title: Director and CEO
Dated: December 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Garpa Resources, Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Gary Schellenberg	President, Principal Executive Officer, Chief Financial Officer and sole member of the Board of Directors	December 11, 2006

Page - 19

Exhibit 31

Page - 20

GARPA RESOURCES, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Gary Schellenberg, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Garpa Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: December 11, 2006

/s/ Gary Schellenberg
Gary Schellenberg
Principal Executive Officer

Page - 21

GARPA RESOURCES, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Gary Schellenberg, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Garpa Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: December 11, 2006

/s/ Gary Schellenberg
Gary Schellenberg
Chief Financial Officer

Page - 22

Exhibit 32

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Garpa Resources, Inc. (“Garpa”) on Form 10-KSB for the period ending August 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Schellenberg, President and Principal Executive Officer of Garpa and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Gary Schellenberg
Gary Schellenberg
Principal Executive Officer

December 11, 2006

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Garpa Resources, Inc. (“Garpa”) on Form 10-KSB for the period ending August 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Schellenberg, Chief Financial Officer of Garpa and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Gary Schellenberg
Gary Schellenberg
Chief Financial Officer

December 11, 2006

Page - 25

Exhibit A

Page - 26

Garpa Resources Inc.
(An Exploration Stage Company)

August 31, 2006

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Stockholders’ Equity

Notes to the Financial Statements

Page - 27

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Garpa Resources Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Garpa Resources Inc. (An Exploration Stage Company) as of August 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ equity for the years then ended and accumulated from February 11, 2004 (Date of Inception) to August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garpa Resources Inc. (An Exploration Stage Company) as of August 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated from February 11, 2004 (Date of Inception) to August 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 16, 2006

Page - 28

Garpa Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2006 $	August 31, 2005 $
ASSETS

Current Assets

Cash	9,284	33,257
Due from related party	-	52

Total Assets	9,284	33,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	2,458	26
Accrued liabilities	2,756	4,750

Total Liabilities	5,214	4,776

Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value; 5,575,000 shares issued and outstanding	5,575	5,575

Additional Paid-in Capital	50,675	50,675

Donated Capital (Note 3)	22,500	13,500

Deficit Accumulated During the Exploration Stage	(74,680)	(41,217)

Total Stockholders’ Equity	4,070	28,533

Total Liabilities and Stockholders’ Equity	9,284	33,309

(The accompanying notes are an integral part of these financial statements.)

Page - 29

Garpa Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated From February 11, 2004 (Date of Inception)	For the Year Ended August 31,	For the Year Ended August 31,
	to August 31,
	2006	2006	2005
	$	$	$
Revenue	-	-	-

Expenses

Donated rent (Note 3)	7,500	3,000	3,000
Donated services (Note 3)	15,000	6,000	6,000
General and administrative	1,500	1,059	319
Mineral property costs	32,405	9,879	22,500
Professional fees	18,275	13,525	3,500

Total Expenses	74,680	33,463	35,319

Net Loss	(74,680)	(33,463)	(35,319)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		5,575,000	3,755,000

(The accompanying notes are an integral part of these financial statements.)
Page - 30

Garpa Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated From February 11, 2004 (Date of Inception) to August 31,	For the Year Ended August 31,	For the Year Ended August 31,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss	(74,680)	(33,463)	(35,319)

Adjustment to reconcile net loss to net cash provided by operating activities:
Donated services and rent	22,500	9,000	9,000

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	5,214	438	3,500

Net Cash Used in Operating Activities	(46,966)	(24,025)	(22,819)

Financing Activities

Advances from (to) related parties	-	52	(52)
Proceeds from issuance of common stock	56,250	-	53,750

Net Cash Provided by Financing Activities	56,250	52	53,698

Increase (Decrease) in Cash	9,284	(23,973)	30,879

Cash - Beginning of Period	-	33,257	2,378

Cash - End of Period	9,284	9,284	33,257

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements.)

Page - 31

Garpa Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
From February 11, 2004 (Date of Inception) to August 31, 2006
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common		Paid-in	Donated	Exploration
	Stock	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - February 11, 2004 (Date of Inception)	-	-	-	-	-	-

Issuance of common stock for cash
at $0.0001 per share	2,500,000	2,500	-	-	-	2,500

Donated services and rent	-	-	-	4,500	-	4,500

Net loss for the period	-	-	-	-	(5,898)	(5,898)

Balance - August 31, 2004	2,500,000	2,500	-	4,500	(5,898)	1,102

Issuance of common stock for cash
at $0.01 per share	2,500,000	2,500	22,500	-	-	25,000
at $0.05 per share	575,000	575	28,175	-	-	28,750

Donated services and rent	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(35,319)	(35,319)

Balance - August 31, 2005	5,575,000	5,575	50,675	13,500	(41,217)	28,533

Donated services and rent	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(33,463)	(33,463)

Balance - August 31, 2006	5,575,000	5,575	50,675	22,500	(74,680)	4,070

(The accompanying notes are an integral part of these financial statements.)

Page - 32

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2006, the Company has working capital of $4,070 and has accumulated losses of $74,680 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is August 31.

b)	Use of Estimates

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

d)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Page - 33

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
(Expressed in U.S. dollars)
2. Summary of Significant Accounting Policies (continued)

f)	Mineral Property Costs

The Company has been in the exploration stage since its inception on February 11, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)	Long-lived Assets

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

h)	Financial Instruments
The fair values of financial instruments, which include cash, due from related party, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)	Foreign Currency Translation

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

Page - 34

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Page - 35

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
(Expressed in U.S. dollars)

3. Related Party Transactions

During the year ended August 31, 2006, the Company recognized $6,000 (2005 - $6,000) for donated services at $500 per month and $3,000 (2005 - $3,000) for donated rent at $250 per month provided by the President of the Company.

4. Mineral Properties

The Company entered into an Agreement dated March 7, 2005 to acquire a 100% interest in two Red Lake Mining Division Mining Claims located south of Otter Lake, Ontario, Canada, in consideration for $10,000. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company.
5. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $52,200, which commence expiring in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended August 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $8,605 and $9,205, respectively.

The components of the net deferred tax asset as at August 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	August 31, 2006 $	August 31, 2005 $
Net Operating Losses	52,200	27,700

Statutory Tax Rate	35%	35%

Effective Tax Rate	-	-

Deferred Tax Asset	18,300	9,695

Valuation Allowance	(18,300)	(9,695)

Net Deferred Tax Asset	-	-

Page - 36