Form 10KSB/A
period 2006-08-31
Garpa Resources, Inc.
filed 2007-01-22
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   August 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
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

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

Page - 2

GARPA RESOURCES INC.

Form 10-KSB/A
1st Amendment

EXPLANATORY NOTE

This Form 10-KSB/A - 1st Amendment for the fiscal year ended August 31, 2006, which was originally filed on December 12, 2006 (the “Report”), is being filed to revise (1) Item 6 of Part II, (2) Item 7 of Part II, and (3) Item 13 of Part III to disclose and file the restated audited financial statements for the period ended August 31, 2006. The effect of the restatement is to increase current liabilities by $2,685 as at August 31, 2006, increase net loss by $2,685 for the year ended August 31, 2006, and increase net loss by $2,685 for the period from February 11, 2004 to August 31, 2006. Net loss per share was unchanged.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report. Garpa Resources, Inc. has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended. Accordingly, this Form 10-KSB/A should be read in conjunction with Garpa Resources, Inc.’s filings made with the SEC subsequent to the filing of the original Form 10-KSB on December 12, 2006 (SEC Accession No. 0001104540-000302).

Part II

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

As at August 31, 2006, Garpa had a cash balance of $9,284. Garpa does not have enough cash on hand to complete its Phase Three exploration program and will have to raise additional funds starting in January 2007 so that Phase Three exploration could commence in May 2007.

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

Page - 3

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

For the period from inception on February 11, 2004, to August 31, 2006, we incurred total expenses of $77,365. These expenses included $35,090 in mineral property costs represented by the cost charged to operations for the acquisition of the KRL1248309 and KRL1248362 mining claims and Garpa’s Phase One exploration program. Garpa incurred $18,275 in professional fees. Garpa also expensed a total of $15,000 for donated services and $7,500 for donated rent both provided by its president. Garpa had general and administrative expenses of $1,500.

For the year ended August 31, 2006, Garpa incurred total expenses of $36,148. These expenses included $12,564 in mineral property costs represented by the cost charged to operations for the acquisition of the KRL1248309 and KRL1248362 mining claims and Garpa’s Phase One exploration program. Garpa incurred $13,525 in professional fees during the period. Garpa also expensed a total of $6,000 for donated services and $3,000 in donated rent both provided by its president. Garpa had general and administrative expenses of $1,059.

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

Liquidity and Capital Resources

Garpa had working capital of $1,385 as of August 31, 2006, compared with $28,533 as of August 31, 2005.

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

Page - 4

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

Page - 5

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

Item 7. Financial Statements

See restated audited financial statements for the period ended August 31, 2006 attached as an Exhibit to this Form 10-KSB/A.

Part III

Item 13. Exhibits.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Restated Audited Financial Statements as of August 31, 2006 and for the period February 11, 2004 to August 31, 2006.	Included
3.1	Articles of Incorporation of Garpa Resources, Inc., filed as an Exhibit to Garpa’s Form SB-2 filed on November 21, 2005 and incorporated herein by reference.	Filed
3.2	By-Laws of Garpa Resources, Inc., filed as an Exhibit to Garpa’s Form SB-2 filed on November 21, 2005 and incorporated herein by reference.	Filed
10.1	Property Agreement dated March 7, 2005 between Garpa Resources, Inc. and Jaroslav Ruza, filed as an Exhibit to Garpa’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
10.2	Trust Agreement dated March 7, 2005 between Garpa Resources, Inc. and Gary Schellenberg, filed as an Exhibit to Garpa’s Form SB-2 filed on February 4, 2005 and incorporated herein by reference.	Filed
14	Code of Ethics, filed as an Exhibit to Garpa’s Form SB-2 filed on November 21, 2005 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 6

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Garpa Resources, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

GARPA RESOURCES, INC.

By: __________________
Name:  Gary Schellenberg
Title: Director and CEO
Dated: January 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Garpa Resources, Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
	President, Principal Executive Officer, Chief Financial Officer and sole member of the Board of Directors	January 22, 2007

Page - 7

Exhibit 31

Page - 8

GARPA RESOURCES, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Gary Schellenberg, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of Garpa Resources, Inc.;

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

Date: January 22, 2007

/s/Gary Schellenberg
Gary Schellenberg
Principal Executive Officer

Page - 9

GARPA RESOURCES, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Gary Schellenberg, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of Garpa Resources, Inc.;

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

Date: January 22, 2007

/s/Gary Schellenberg
Gary Schellenberg
Chief Financial Officer

Page - 10

Exhibit 32

Page - 11

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Garpa Resources, Inc. (“Garpa”) on Form 10-KSB/A for the period ending August 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Schellenberg, President and Principal Executive Officer of Garpa and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/Gary Schellenberg
Gary Schellenberg
Principal Executive Officer

January 22, 2007

Page - 12

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Garpa Resources, Inc. (“Garpa”) on Form 10-KSB/A for the period ending August 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Schellenberg, Chief Financial Officer of Garpa and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/Gary Schellenberg
Gary Schellenberg
Chief Financial Officer

January 22, 2007

Page - 13

Exhibit A

Page - 14

Garpa Resources Inc.
(An Exploration Stage Company)

August 31, 2006

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statement of Stockholders’ Equity

Notes to the Financial Statements

Page - 15

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

As discussed in Note 6 to the accompanying financial statements, the Company has restated the financial statements for the year ended August 31, 2006.

/s/MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 16, 2006 (except for Note 6, which is as of January 18, 2007)

Page - 16

Garpa Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31, 2006 $	August 31, 2005 $
	(Restated - Note 6)

ASSETS

Current Assets

Cash	9,284	33,257
Due from related party	-	52

Total Assets	9,284	33,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	2,458	26
Accrued liabilities	5,441	4,750

Total Liabilities	7,899	4,776

Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 5,575,000 shares issued and outstanding	5,575	5,575

Additional Paid-in Capital	50,675	50,675

Donated Capital (Note 3)	22,500	13,500

Deficit Accumulated During the Exploration Stage	(77,365)	(41,217)

Total Stockholders’ Equity	1,385	28,533

Total Liabilities and Stockholders’ Equity	9,284	33,309

The accompanying notes are an integral part of these financial statements.

Page - 17

Garpa Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated From February 11, 2004 (Date of Inception)	For the Year Ended August 31,	For the Year Ended August 31,
	To August 31,
	2006	2006	2005
	$	$	$
	(Restated - Note 6)	(Restated - Note 6)

Revenue	-	-	-

Expenses

Donated rent (Note 3)	7,500	3,000	3,000
Donated services (Note 3)	15,000	6,000	6,000
General and administrative	1,500	1,059	319
Mineral property costs (Note 4)	35,090	12,564	22,500
Professional fees	18,275	13,525	3,500

Total Expenses	77,365	36,148	35,319

Net Loss	(77,365)	(36,148)	(35,319)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		5,575,000	3,755,000

The accompanying notes are an integral part of these financial statements.

Page - 18

Garpa Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From February 11, 2004 (Date of Inception) To August 31,	For the Year Ended August 31,	For the Year Ended August 31,
	2006	2006	2005
	$	$	$
	(Restated - Note 6)	(Restated - Note 6)

Operating Activities

Net loss	(77,365)	(36,148)	(35,319)

Adjustments to reconcile net loss to net cash provided by operating activities:
Donated services and expenses	22,500	9,000	9,000

Change in operating assets and liabilities:
Accounts payable & accrued liabilities	7,899	3,123	3,500

Net Cash Used in Operating Activities	(46,966)	(24,025)	(22,819)

Financing Activities

Advances from related parties	-	52	(52)
Proceeds from issuance of common stock	56,250	-	53,750

Net Cash Provided by Financing Activities	56,250	52	53,698

Increase (Decrease) in Cash	9,284	(23,973)	30,879

Cash - Beginning of Period	-	33,257	2,378

Cash - End of Period	9,284	9,284	33,257

Supplemental Disclosures
Interest paid		-	-
Income taxes paid		-	-

The accompanying notes are an integral part of these financial statements.

Page - 19

Garpa Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Deficit
From February 11, 2004 (Date of Inception) to August 31, 2006
(Expressed in U.S. dollars)
(Restated - Note 6)

					Deficit
					Accumulated
			Additional		During the
	Common		Paid-in	Donated	Exploration
	Stock	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - February 11, 2004 (Date of Inception)	-	-	-	-	-	-

Issuance of common stock for cash
at $.001/share	2,500,000	2,500	-	-	-	2,500

Donated services and expenses	-	-	-	4,500	-	4,500

Net loss	-	-	-	-	(5,898)	(5,898)

Balance - August 31, 2004	2,500,000	2,500	-	4,500	(5,898)	1,102

Issuance of common stock for cash
at $.01/share	2,500,000	2,500	22,500	-	-	25,000
at $.05/share	575,000	575	28,175	-	-	28,750

Donated services and expenses	-	-	-	9,000	-	9,000

Net loss	-	-	-	-	(35,319)	(35,319)

Balance - August 31, 2005	5,575,000	5,575	50,675	13,500	(41,217)	28,533

Donated services and expenses	-	-	-	9,000	-	9,000

Net loss	-	-	-	-	(36,148)	(36,148)

Balance - August 31, 2006	5,575,000	5,575	50,675	22,500	(77,365)	1,385

The accompanying notes are an integral part of these financial statements.

Page - 20

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006

1. Exploration Stage Company

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2006, the Company has accumulated losses of $77,365 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Page - 21

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
The fair values of financial instruments, which include cash and accounts payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

k)	Recent Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and in March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Page - 22

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006

2. Summary of Significant Accounting Policies (continued)

j)	Recent Accounting Pronouncements (continued)

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

3. Related Party Transactions

a)	During the year ended August 31, 2006, the Company recognized a total of $6,000 (2005 - $6,000) for donated services at $500 per month and $3,000 (2005 - $3,000) for donated rent at $250 per month provided by the President of the Company.

b)
At August 31, 2006, the Company is indebted to a private company with a common officer in the amount of $2,685 for geological expenses incurred on behalf of the Company. This amount is unsecured, non-interest bearing and is included in accrued liabilities.

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

5. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $54,900, which commence expiring in 2025. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended August 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $9,505 and $9,205, respectively.

The components of the net deferred tax asset at August 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	August 31, 2006 $	August 31, 2005 $

Net Operating Losses	54,900	27,700

Statutory Tax Rate	35%	35%

Effective Tax Rate	-	-

Deferred Tax Asset	19,200	9,695

Valuation Allowance	(19,200)	(9,695)

Net Deferred Tax Asset	-	-

Page - 23

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006

6. Restatement

The Company has restated its financial statements as at August 31, 2006 and for the periods ended August 31, 2006. The financial statements have been restating to reflect the recording of additional geological expenses incurred in the year ended August 31, 2006. The effect of the restatement is to increase current liabilities by $2,685 as at August 31, 2006, increase net loss by $2,685 for the year ended August 31, 2006, and increase net loss by $2,685 for the period from February 11, 2004 (Date of Inception) to August 31, 2006. Net loss per share was unchanged.

a) Balance Sheet

	As At August 31, 2006
	As Reported $	Adjustment $	As Restated $

Current Liabilities

Accrued Liabilities	2,756	2,685	5,441

Total Liabilities	5,214	2,685	7,899

Stockholders’ Equity

Deficit Accumulated During the Exploration Stage	(74,680)	(2,685)	(77,365)

Total Stockholders’ Equity	4,070	(2,685)	1,385

b) Statements of Operations

	Accumulated from February 11, 2004 (Date of Inception) to August 31, 2006
	As Reported $	Adjustment $	As Restated $

Expenses
Mineral property costs	32,405	2,685	35,090

Total Expenses	74,680	2,685	77,365

Net Loss	(74,680)	(2,685)	(77,365)

	For the Year ended August 31, 2006
	As Reported $	Adjustment $	As Restated $

Expenses
Mineral property costs	9,879	2,685	12,564

Total Expenses	33,463	2,685	36,148

Net Loss	(33,463)	(2,685)	(36,148)

Page - 24

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006

6. Restatement (continued)

c) Statement of Cash Flows

	Accumulated from February 11, 2004 (Date of Inception) to August 31, 2006
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net loss	(74,680)	(2,685)	(77,365)

Accounts payable & accrued liabilities	5,214	2,685	7,899

	For the Year Ended August 31, 2006
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net loss	(33,463)	(2,685)	(36,148)

Accounts payable & accrued liabilities	438	2,685	3,123

Page - 25