Form 10QSB
period 2006-11-30
Garpa Resources, Inc.
filed 2007-01-22
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 000-51718

GARPA RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada	20-0716175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
620 - 650 West Georgia Street, Vancouver, British Columbia, V6B 4N9, Canada
(Address of principal executive offices)
604-681-0209
(Issuer’s telephone number)
5411 Calderwood Crescent, Richmond, British Columbia, V7C 3G2, Canada (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 19, 2007
common stock - $0.001 par value	5,575,000

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GARPA RESOURCES, INC.
(a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

(Unaudited)

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Page - 2

Garpa Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	November 30, 2006 $	August 31, 2006 $

ASSETS

Current Assets

Cash	9,073	9,284

Total Assets	9,073	9,284

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable (Note 3(b))	4,265	2,458
Accrued liabilities (Note 5)	11,976	5,441
Note payable (Note 6)	5,000	-

Total Liabilities	21,241	7,899

Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Equity (Deficit)

Common Stock, 75,000,000 shares authorized, $0.001 par value 5,575,000 shares issued and outstanding	5,575	5,575

Additional Paid-in Capital	50,675	50,675

Donated Capital (Note 3)	24,750	22,500

Deficit Accumulated During the Exploration Stage	(93,168)	(77,365)

Total Stockholders’ Equity (Deficit)	(12,168)	1,385

Total Liabilities and Stockholders’ Equity (Deficit)	9,073	9,284

The accompanying notes are an integral part of these fiancial statements.

Page - 3

Garpa Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From February 11, 2004 (Date of Inception)	For the Three Months Ended November 30,	For the Three Months Ended November 30,
	To November 30,
	2006	2006	2005
	$	$	$

Revenue	-	-	-

Expenses

Donated rent (Note 3)	8,250	750	750
Donated services (Note 3)	16,500	1,500	1,500
General and administrative	1,486	(14)	193
Mineral property costs (Note 4)	39,337	4,247	482
Professional fees	27,595	9,320	5,250

Total Expenses	93,168	15,803	8,175

Net Loss	(93,168)	(15,803)	(8,175)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		5,575,000	5,575,000

The accompanying notes are an integral part of these fiancial statements.

Page - 4

Garpa Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Three Months Ended November 30,	For the Three Months Ended November 30,
	2006	2005
	$	$

Operating Activities

Net loss for the period	(15,803)	(8,175)

Adjustments to reconcile net loss to net cash provided by operating activities:
Donated services and expenses	2,250	2,250

Change in operating assets and liabilities:
Accounts payable & accrued liabilities	8,342	(1,916)

Net Cash Used in Operating Activities	(5,211)	(7,841)

Financing Activities

Proceeds from issuance of note payable	5,000	-

Net Cash Provided by Financing Activities	5,000	-

Decrease in Cash	(211)	(7,841)

Cash - Beginning of Period	9,284	33,257

Cash - End of Period	9,073	25,416

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these fiancial statements.

Page - 5

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
(unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2006, the Company has a working capital deficiency of $12,168 and has accumulated losses of $93,168 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is August 31.

b)	Interim Financial Statements

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

c)	Use of Estimates

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

d)	Basic and Diluted Net Income (Loss) Per Share

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

e)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Page - 6

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
(unaudited)

2. Summary of Significant Accounting Policies (continued)

g)	Mineral Property Costs

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

h)	Long-Lived Assets

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

i)	Financial Instruments
The fair values of financial instruments, which include cash, accounts payable, accrued liabilities and note payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

j)	Income Taxes

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

k)	Foreign Currency Translation

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

l)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Page - 7

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
(unaudited)

2. Summary of Significant Accounting Policies (continued)

k)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

3. Related Party Transactions

a)
During the three month period ended November 30, 2006, the Company recognized a total of $1,500 (2005 - $1,500) for donated services at $500 per month and $750 (2005 - $750) for donated rent at $250 per month provided by the President of the Company.

b)
At November 30, 2006, the Company is indebted to a private company with a common officer in the amount of $2,685 representing geological expenses incurred on behalf of the Company. This amount is unsecured, non-interest bearing and is included in accounts payable.

Page - 8

Garpa Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
(unaudited)

4.Mineral Properties

The Company entered into an Agreement dated March 7, 2005 to acquire a 100% interest in two Red Lake Mining Division Mining Claims located South of Otter Lake, Ontario, Canada, in consideration for $10,000. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. During the three month period ended November 30, 2006, the Company incurred $6,902 of mineral exploration costs in relation to the mining claims.

5.Accrued Liabilities

As at November 30, 2006, the Company recorded $11,976 of accrued liabilities consisting of $5,400 of accounting and audit fees, $3,883 of legal fees and $2,693 of mineral exploration costs.

6.Note Payable

The Company issued a demand promissory note dated November 1, 2006 for cash proceeds of $5,000. The note is unsecured, non-interest bearing and due on demand.

Page - 9

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF GARPA RESOURCES INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Garpa was incorporated in the State of Nevada on February 11, 2004. Garpa is an exploration stage company. Garpa’s principal business is the acquisition and exploration of mineral resources. Garpa has not presently determined whether its properties contain mineral reserves that are economically recoverable.

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

As at November 30, 2006, Garpa had a cash balance of $9,073. Garpa does not have enough cash on hand to complete its Phase Three exploration program and will have to raise additional funds starting in January 2007 so that Phase Three exploration could commence in May 2007.

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
Total $36,050

Page - 10

Risk Factors

An investment in Garpa’s common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Garpa’s Form SB-2 filed on January 12, 2006 and Garpa’s Form 10-KSB filed on December 12, 2006.

Results of Operation

Garpa has had no operating revenues since its inception on February 11, 2004, through to November 30, 2006. Garpa’s activities have been financed from the proceeds of share subscriptions. From its inception, on February 11, 2004, to November 30, 2006 Garpa has raised a total of $56,250 from private offerings of its common stock.

For the period from inception on February 11, 2004, to November 30, 2006, Garpa incurred total expenses of $93,168. These expenses included $39,337 in mineral property costs represented by the cost charged to operations for the acquisition of the KRL1248309 and KRL1248362 mining claims and Garpa’s Phase One exploration program. Garpa incurred $27,595 in professional fees. Garpa also expensed a total of $16,500 for donated services and $8,250 for donated rent both provided by its president. Garpa had general and administrative expenses of $1,486.

For the three month period ended November 30, 2006, Garpa incurred total expenses of $15,803. These expenses included $4,247 in mineral property costs represented by the cost charged to operations for the acquisition of the KRL1248309 and KRL1248362 mining claims and Garpa’s Phase One exploration program. Garpa incurred $9,320 in professional fees during the period. Garpa also expensed a total of $1,500 for donated services and $750 in donated rent both provided by its president. Garpa had general and administrative expenses of negative $14 due to foreign exchange gain.

For the three month period ended November 30, 2005, Garpa incurred total expenses of $8,175. These expenses included $482 in mineral property costs represented by the cost charged to operations for the acquisition of the KRL1248309 and KRL1248362 mining claims and Garpa’s Phase One exploration program. Garpa incurred $5,250 in professional fees during the period. Garpa also expensed a total of $1,500 for donated services and $750 in donated rent both provided by its president. Garpa had general and administrative expenses of $193.

Liquidity and Capital Resources

Garpa had a working capital deficiency of $12,168 as of November 30, 2006, compared with working capital of $22,608 as of November 30, 2005.

There are no assurances that Garpa will be able to achieve further sales of its common stock or any other form of additional financing. If Garpa is unable to achieve the financing necessary to continue its plan of operations, then Garpa will not be able to continue its exploration of the KRL1248309 and KRL1248362 mining claims and its business will fail.

Management is currently relying upon related party loans to meet its operational expenses. Garpa intends to raise sufficient capital through an equity financing later this year to enable it to conduct a follow up exploration program on its property and to cover operational expenses for the ensuing year. Management intends to minimize Garpa’s expenses and payments to preserve cash until Garpa can secure additional financing. Specifically such cash management actions include donation of rent and services by Garpa’s directors and officers.

For the three month period ended November 30, 2006, net cash used in operating activities decreased to $5,211 compared with $7,841 for the same three month period in the previous fiscal year. Net cash provided by financing activities increased to $5,000 for the three month period ended November 30, 2006 as compared with $nil for the same three month period in the previous fiscal year.

Page - 11

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

Garpa had no contingencies or long-term commitments at November 30, 2006.

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

Page - 12

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

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including statements regarding Garpa’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Garpa files with the Securities and Exchange Commission. These factors may cause Garpa’s actual results to differ materially from any forward-looking statement. Garpa disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Gary Schellenberg, Garpa’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Garpa’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Schellenberg has concluded that, as of the Evaluation Date, Garpa’s disclosure controls and procedures are effective in alerting Garpa on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Garpa’s internal controls or, to Garpa’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Garpa carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Garpa is not a party to any pending legal proceedings and, to the best of Garpa’s knowledge, none of Garpa’s assets are the subject of any pending legal proceedings.

Page - 13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Garpa did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Garpa did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Garpa. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Garpa reported all information that was required to be disclosed in a report on Form 8-K.

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Garpa’s previously filed Form SB-2, Form 10-KSB, and Form 10-QSB’s.

Exhibit	Description	Status
3.1	Articles of Incorporation of Garpa Resources, Inc., filed as an Exhibit to Garpa’s Form SB-2 filed on November 21, 2005 and incorporated herein by reference.	Filed
3.2	By-Laws of Garpa Resources, Inc., filed as an Exhibit to Garpa’s Form SB-2 filed on November 21, 2005 and incorporated herein by reference.	Filed
10.1	Property Agreement dated March 7, 2005 between Garpa Resources, Inc. and Jaroslav Ruza, filed as an Exhibit to Garpa’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
10.2	Trust Agreement dated March 7, 2005 between Garpa Resources, Inc. and Gary Schellenberg, filed as an Exhibit to Garpa’s Form SB-2 filed on February 4, 2005 and incorporated herein by reference.	Filed
14	Code of Ethics, filed as an Exhibit to Garpa’s Form SB-2 filed on November 21, 2005 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 14

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Garpa Resources, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

GARPA RESOURCES, INC.

By: /s/ Gary Schellenberg
                 Name:  Gary Schellenberg
Title: Director, CEO and CFO
Dated: January 22, 2007

Page - 15

Exhibit 31

Page - 16

GARPA RESOURCES, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Gary Schellenberg, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Garpa Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

/s/ Gary Schellenberg
Gary Schellenberg

Chief Executive Officer

Page - 17

GARPA RESOURCES, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Gary Schellenberg, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Garpa Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date: January 22, 2007

/s/ Gary Schellenberg
Gary Schellenberg

Chief Financial Officer

Page - 18

Exhibit 32

Page - 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Garpa Resources, Inc. (“Garpa”) on Form 10-QSB for the period ending November 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Schellenberg, President, Chief Executive Officer of Garpa and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Garpa.

/s/ Gary Schellenburg
Gary Schellenberg
Chief Executive Officer

January 22, 2007

Page - 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Garpa Resources, Inc. (“Garpa”) on Form 10-QSB for the period ending November 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Schellenberg, Chief Financial Officer of Garpa and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Garpa.

/s/ Gary Schellenburg
Gary Schellenberg
Chief Financial Officer

January 22, 2007

Page - 21