Form 10QSB
period 2007-02-28
Garpa Resources, Inc.
filed 2007-04-16
CIK 1344394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51718

GARPA RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	20-0716175 (I.R.S. Employer Identification No.)
620 – 650 West Georgia Street, Vancouver, British Columbia, V6B 4N9, Canada (Address of principal executive offices)
604-681-0209 (Issuer’s telephone number)
n/a (Former name, former address and former fiscal year, if changed since last report)

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

[   ] Yes         [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 13, a2007
common stock - $0.001 par value	5,575,000

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

Form 10-QSB – Q2	Garpa Resources, Inc.	2

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GARPA RESOURCES, INC.

(a development stage company)

INTERIM FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

Index

Balance Sheets F-1

Statements of Operations F-2

Statements of Cash Flows F-3

Notes to the Financial Statements F-4

Form 10-QSB – Q2	Garpa Resources, Inc.	3

Garpa Resources, Inc.

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	February 28, 2007 $	August 31, 2006 $

ASSETS

Current Assets

Cash	2,676	9,284

Total Assets	2,676	9,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable (Note 6(b))	6,447	2,458
Accrued liabilities (Note 4)	6,984	5,441
Due to related party (Note 6(c))	10,000	–
Note payable (Note 5)	5,000	–

Total Liabilities	28,431	7,899

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ Equity (Deficit)

Common Stock, 75,000,000 shares authorized, $0.001 par value 5,575,000 shares issued and outstanding	5,575	5,575

Additional Paid-in Capital	50,675	50,675

Donated Capital (Note 6(a))	27,000	22,500

Deficit Accumulated During the Exploration Stage	(109,005)	(77,365)

Total Stockholders’ Equity (Deficit)	(25,755)	1,385

Total Liabilities and Stockholders’ Equity (Deficit)	2,676	9,284

(The Accompanying Notes are an Integral Part of These Financial Statements)

Form 10-QSB – Q2	Garpa Resources, Inc.	4

Garpa Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated From February 11, 2004 (Date of Inception)	For the Three Months Ended February 28,	For the Three Months Ended February 28,	For the Six Months Ended	For the Six Months Ended
	To February 28,			February 28,	February 28,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 6(a))	9,000	750	750	1,500	1,500
Donated services (Note 6(a))	18,000	1,500	1,500	3,000	3,000
General and administrative	1,677	191	578	177	771
Mineral property costs (Note 3)	40,033	696	–	4,943	482
Professional fees	40,295	12,700	5,900	22,020	11,150

Total Expenses	109,005	15,837	8,728	31,640	16,903

Net Loss	(109,005)	(15,837)	(8,728)	(31,640)	(16,903)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding		5,575,000	5,575,000	5,575,000	5,575,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Form 10-QSB – Q2	Garpa Resources, Inc.	5

Garpa Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Six Months Ended February 28,	For the Six Months Ended February 28,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(31,640)	(16,903)

Adjustments to reconcile net loss to net cash provided by operating activities:
Donated capital	4,500	4,500

Change in operating assets and liabilities:
Accounts payable & accrued liabilities	5,532	(2,384)

Net Cash Used in Operating Activities	(21,608)	(14,787)

Financing Activities

Advances from related party	10,000	52
Proceeds from issuance of note payable	5,000	–

Net Cash Provided by Financing Activities	15,000	52

Decrease in Cash	(6,608)	(14,753)

Cash - Beginning of Period	9,284	33,257

Cash - End of Period	2,676	18,522

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Form 10-QSB – Q2	Garpa Resources, Inc.	6

Garpa Resources, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(unaudited)

1.

Exploration Stage Company

Garpa Resources Inc. (the “Company”) was incorporated in the State of Nevada on February 11, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources and holds 100% interest in the mineral claims within Red Lake Mining Division in Ontario, Canada. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2007, the Company has a working capital deficiency of $25,755 and has accumulated losses of $109,005 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Form 10-QSB – Q2	Garpa Resources, Inc.	7

Garpa Resources, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)

Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, note payable, and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Form 10-QSB – Q2	Garpa Resources, Inc.	8

Garpa Resources, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

l)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Form 10-QSB – Q2	Garpa Resources, Inc.	9

Garpa Resources, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

i)

Recent Accounting Pronouncements (continued)

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

3.

Mineral Properties

The Company entered into an Agreement dated March 7, 2005 to acquire a 100% interest in two Red Lake Mining Division Mining Claims located South of Otter Lake, Ontario, Canada, in consideration for $10,000. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President of the Company agreed to hold the claims in trust on behalf of the Company. During the six month period ended February 28, 2007, the Company incurred $4,943 of mineral exploration costs in relation to the mining claims.

4.

Accrued Liabilities

As at February 28, 2007, the Company recorded $6,984 of accrued liabilities consisting of $4,353 (August 31, 2006 - $nil) of legal fees and $2,631 (August 31, 2006 - $5,441) of mineral exploration costs.

5.

Note Payable

On November 1, 2006, the Company issued a demand promissory note for cash proceeds of $5,000. The note is unsecured, non-interest bearing and due on demand.

Form 10-QSB – Q2	Garpa Resources, Inc.	10

Garpa Resources, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2007

(unaudited)

6.

Related Party Transactions

a)

During the six month period ended February 28, 2007, the Company recognized a total of $3,000 (February 28, 2005 - $3,000) for donated services at $500 per month and $1,500 (February 28, 2005 - $1,500) for donated rent at $250 per month provided by the President of the Company.

b)

At February 28, 2007, the Company is indebted to a private company with a common officer in the amount of $3,380 (February 28, 2006 - $Nil) representing geological expenses incurred on behalf of the Company.  This amount is unsecured, non-interest bearing and is due on demand.

c)

On January 5, 2007, the Company issued a demand promissory note to the President of the Company in exchange for cash proceeds of $10,000.  The note is unsecured, non-interest bearing and due on demand.

Form 10-QSB – Q2	Garpa Resources, Inc.	11

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

As at February 28, 2007, Garpa had a cash balance of $2,676.  Garpa does not have enough cash on hand to complete its Phase Three exploration program and is currently seeking  the required funds for its Phase Three exploration program.

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

Phase Two Exploration Cost Review

Geochemical analysis:	CDN$4,500
Geological Mapping	$6,550
Trenching	$18,000
Report	$4,000
Contingencies	$3,000
Total	$36,050

Form 10-QSB – Q2	Garpa Resources, Inc.	12

Risk Factors

An investment in Garpa’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Garpa’s Form SB-2 filed on January 12, 2006 and Garpa’s Form 10-KSB filed on December 12, 2006.

Results of Operation

Garpa has had no operating revenues since its inception on February 11, 2004, through to February 28, 2007.  Garpa’s activities have been financed from the proceeds of share subscriptions.  From its inception, on February 11, 2004, to February 28, 2007 Garpa has raised a total of $56,250 from private offerings of its common stock, $10,000 in advances from a related party, and $5,000 from the issuance of a note payable.

For the period from inception on February 11, 2004, to February 28, 2007, Garpa incurred total expenses of $109,005.  These expenses included $40,033 in mineral property costs represented by the cost charged to operations for the acquisition of the KRL1248309 and KRL1248362 mining claims and Garpa’s Phase One exploration program.  Garpa incurred $40,295 in professional fees.  Garpa also expensed a total of $18,000 for donated services and $9,000 for donated rent both provided by its president.  Garpa had general and administrative expenses of $1,677.

For the three month period ended February 28, 2007, Garpa incurred total expenses of $15,837.  These expenses included $696 in mineral property costs represented by the cost charged to operations for the acquisition of the KRL1248309 and KRL1248362 mining claims and Garpa’s Phase One exploration program.  Garpa incurred $12,700 in professional fees during the period.  Garpa also expensed a total of $1,500 for donated services and $750 in donated rent both provided by its president.  Garpa had general and administrative expenses of $191.

For the three month period ended February 28, 2006, Garpa incurred total expenses of $8,728.  These expenses included $nil in mineral property costs.  Garpa incurred $5,900 in professional fees during the period.  Garpa also expensed a total of $1,500 for donated services and $750 in donated rent both provided by its president.  Garpa had general and administrative expenses of $578.

Liquidity and Capital Resources

Garpa had a working capital deficiency of $25,755 as of February 28, 2007, compared with working capital of $16,130 as of February 28, 2006.

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

For the three month period ended February 28, 2007, net cash used in operating activities increased to $21,608 compared with $14,787 for the same six month period in the previous fiscal year.  Net cash provided by financing activities increased to $15,000 for the six month period ended February 28, 2007 as compared with $52 for the same six month period in the previous fiscal year.

Form 10-QSB – Q2	Garpa Resources, Inc.	13

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

Garpa had no contingencies or long-term commitments at February 28, 2007.

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

Form 10-QSB – Q2	Garpa Resources, Inc.	14

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Garpa is not a party to any pending legal proceedings and, to the best of Garpa’s knowledge, none of Garpa’s assets are the subject of any pending legal proceedings.

Form 10-QSB – Q2	Garpa Resources, Inc.	15

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

Exhibit	Description	Status
3.1	Articles of Incorporation of Garpa Resources, Inc., filed as an Exhibit to Garpa’s Form SB-2 filed on November 21, 2005 and incorporated herein by reference.	Filed
3.2	By-Laws of Garpa Resources, Inc., filed as an Exhibit to Garpa’s Form SB-2 filed on November 21, 2005 and incorporated herein by reference.	Filed
10.1	Property Agreement dated March 7, 2005 between Garpa Resources, Inc. and Jaroslav Ruza, filed as an Exhibit to Garpa’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference ..	Filed
10.2	Trust Agreement dated March 7, 2005 between Garpa Resources, Inc. and Gary Schellenberg, filed as an Exhibit to Garpa’s Form SB-2 filed on February 4, 2005 and incorporated herein by reference ..	Filed
14	Code of Ethics, filed as an Exhibit to Garpa’s Form SB-2 filed on November 21, 2005 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-QSB – Q2	Garpa Resources, Inc.	16

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Garpa Resources, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

GARPA RESOURCES, INC.

/s/ Gary Schellenberg

By:

Name:

Gary Schellenberg

Title:

Director, CEO and CFO

Dated:

April 16, 2007

Form 10-QSB – Q2	Garpa Resources, Inc.	17

Exhibit 31

Form 10-QSB – Q2	Garpa Resources, Inc.	18

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

Date:  April 16, 2007

/s/ Gary Schellenberg

Gary Schellenberg
Chief Executive Officer

Form 10-QSB – Q2	Garpa Resources, Inc.	19

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

Date:  April 16, 2007

/s/ Gary Schellenberg

Gary Schellenberg
Chief Financial Officer

Form 10-QSB – Q2	Garpa Resources, Inc.	20

Exhibit 32

Form 10-QSB – Q2	Garpa Resources, Inc.	21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Garpa Resources, Inc. (the “Company”) on Form 10-QSB for the period ending February 28, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Schellenberg, President, Chief Executive Officer of Garpa and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Gary Schellenburg

Gary Schellenberg
Chief Executive Officer
April 16, 2007

Form 10-QSB – Q2	Garpa Resources, Inc.	22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Garpa Resources, Inc. (the “Company”) on Form 10-QSB for the period ending February 28, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Schellenberg, Chief Financial Officer of Garpa and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Gary Schellenburg

Gary Schellenberg
Chief Financial Officer
April 16, 2007