Form 10QSB
period 2007-05-31
COLORADO GOLDFIELDS INC.
filed 2007-07-24
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 000-51718

COLORADO GOLDFIELDS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-0716175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10920 W. Alameda Avenue, Suite 207, Lakewood, Colorado, 80226, USA
 (Address of principal executive offices)

303-984-5324
(Issuer's telephone number, including area code)

N/A
(Former Name, Former Address if Changed Since last Report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of July 13, 2007, there were 44,042,500 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended May 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)

May 31, 2007

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	May 31,	August 31,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	61,724	9,284
Prepaid expense (Note 3)	19,965	–
Total Assets	81,689	9,284

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	6,223	2,458
Accrued liabilities	5,129	5,441
Due to related party (Note 6(b))	10,000	–
Notes payable (Note 4)	105,000	–
Total Liabilities	126,352	7,899
Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Equity (Deficit)
Common Stock, 592,500,000 shares authorized, $0.001 par value
44,042,500 shares issued and outstanding	44,043	44,043
Additional Paid-in Capital	12,207	12,207
Donated Capital (Note 6(a))	29,250	22,500
Deficit Accumulated During the Exploration Stage	(130,163)	(77,365)
Total Stockholders’ Equity (Deficit)	(44,663)	1,385
Total Liabilities and Stockholders’ Equity (Deficit)	81,689	9,284

(The Accompanying Notes are an Integral Part of These Financial Statements)

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated
	From	For the	For the	For the	For the
	February 11, 2004	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To May 31,	May 31,	May 31,	May 31,	May 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 6(a))	9,750	750	750	2,250	2,250
Donated services (Note 6(a))	19,500	1,500	1,500	4,500	4,500
General and administrative	15,434	13,757	168	13,934	939
Mineral property costs (Note 7)	40,033	–	1,000	4,943	1,482
Professional fees	45,446	5,151	225	27,171	11,375

Total Expenses	130,163	21,158	3,643	52,798	20,546

Net Loss	(130,163)	(21,158)	(3,643)	(52,798)	(20,546)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		44,042,500	44,042,500	44,042,500	44,042,500

(The Accompanying Notes are an Integral Part of These Financial Statements)

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	May 31,	February 28,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(52,798)	(20,546)

Adjustments to reconcile net loss to net cash provided by
operating activities:
Donated services and expenses	6,750	6,750

Change in operating assets and liabilities:
Prepaid expenses	(19,965)	–
Accounts payable & accrued liabilities	3,453	(3,750)

Net Cash Used in Operating Activities	(62,560)	(17,546)

Financing Activities

Advances from related party	10,000	52
Proceeds from issuance of notes payable	105,000	–

Net Cash Provided by Financing Activities	115,000	52

Increase (Decrease) in Cash	52,440	(17,494)

Cash - Beginning of Period	9,284	33,257

Cash - End of Period	61,724	15,763

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2007
(unaudited)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on February 11, 2004 under the name Garpa Resources Inc. On June 18, 2007, the Company changed its name to Colorado Goldfields Inc. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2007, the Company has a working capital deficiency of $44,663 and has accumulated losses of $130,163 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2007
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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

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

3.	Prepaid Expense

As at May 31, 2007, the Company prepaid $19,965 of outstanding fees and disbursements with respect to the Bridge Loan Agreement as disclosed in Note 4(b).

4.	Notes Payable

	a)	On November 1, 2006, the Company issued a demand promissory note in exchange for cash proceeds of $5,000. The note is unsecured, non-interest bearing, and due on demand.

b)

On May 15, 2007, the Company issued a promissory note in exchange for cash proceeds of $100,000. Under the terms of the promissory note, interest is accrued at 12% per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, both before and after maturity, default, and judgement. The promissory note is secured by the properties under the Purchase and Sale agreement entered on June 6, 2007 and is due on November 30, 2007.

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2007
(unaudited)

5.	Common Stock

On June 18, 2007, the Company changed its name from “Garpa Resources, Inc.” to “Colorado Goldfields Inc.” and effected a seven point nine (7.9) for one (1) forward stock split of the authorized, issued and outstanding stock. As a result, the authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 592,500,000 shares of common stock with a par value of $0.001. The issued and outstanding common shares increased from 5,575,000 shares to 44,042,500 shares. All share amounts have been retroactively adjusted for all periods presented.

6.	Related Party Transactions

a)

During the nine month period ended May 31, 2007, the Company recognized a total of $4,500 (2006 - $4,500) for donated services at $500 per month and $2,250 (2006 - $2,250) for donated rent at $250 per month provided by the President of the Company.

b)

On January 5, 2007, the Company issued a demand promissory note in exchange for cash proceeds of $10,000 to the President of the Company. The note is unsecured, non-interest bearing, and due on demand.

7.	Mineral Properties

The Company entered into an Agreement dated March 7, 2005 to acquire a 100% interest in two Red Lake Mining Division Mining Claims located South of Otter Lake, Ontario, Canada, in consideration for $10,000. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. During the nine month period ended May 31, 2007, the Company incurred $4,943 of mineral exploration costs in relation to the mining claims.

8.	Subsequent Events

a)

On June 6, 2007, the Company entered into a purchase agreement with Tusco Incorporated, whereby the Company agreed to purchase the Pride of the West Mill located in Howardsville, Colorado for consideration of $900,000 and an agreement to replace the bond that Tusco has on deposit with the State of Colorado, Division of Reclamation, Mining and Safety, in the approximate amount of $300,000. Payment of $250,000 of the $900,000 shall be made on or prior to the closing of the purchase agreement and the remaining $650,000 shall be paid by promissory note bearing interest at 7% per year.

b)

On June 17, 2007, the Company entered into an option agreement with San Juan Corp. and Mr. Todd C. Hennis (“Hennis”), whereby the Company is granted the exclusive right and option to acquire an 80% undivided right, title and interest in certain properties located in San Juan County, Colorado. Under the terms of the agreement, the Company will earn: (i) a 40% undivided interest in the properties upon incurring exploration expenditures of not less than $6,000,000 ont eh properties within 5 years from the date of this agreement; (ii) a further 20% undivided interest in the properties upon incurring additional exploration expenditures of not less than $4,500,000 and issuance of 5,000,000 common shares of the Company within 7 ½ years from the date of the agreement; and (iii) a further 20% undivided interest in the properties upon incurring additional exploration expenditures of not less than $4,500,000 and issuance of 5,000,000 common shares of the Company within 10 years from the date of the agreement.

c)

On June 17, 2007, the Company entered into an executive employment agreement with Mr. Todd C. Hennis (“Hennis”), whereby the Company agreed to employ Hennis as Chief Executive Officer and President for the term of 18 months ending December 17, 2008 and is subject to renewal, in consideration for: 1) monthly salary of $8,000 per month for the first six months, to be increased to not less than $8,500 per month thereafter; 2) monthly automobile allowance of $350 per month, plus reimbursement for mileage at the IRS standard rate; 3) certain employee benefits, including group health insurance, pension and profit sharing and other benefits elected; 4) the grant of stock options to purchase up to 300,000 shares of common stock at an exercise price equal to the fair market value of the common shares as of the date of grant, contingent on the Company and Hennis entering into an option agreement as described in Note 8(b).

d)

On June 17, 2007, the President of the Company entered into a stock purchase agreement (the “Agreement”) with Hennis, whereby the former President of the Company agreed to sell, and Hennis agreed to purchase, 2,500,000 common shares of the Company for the consideration of $2,500. The Agreement resulted in a change of control in the Company.

Item 2.                Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this quarterly report. The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in the Exchange Act. All statements that are included in this quarterly report, other than statements of historical fact, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this quarterly report, including, without limitation, general business conditions.

Corporate History

We were incorporated on February 11, 2004, under the laws of the state of Nevada. Our principal offices are located at 10920 W. Alameda Avenue, Suite 207, Lakewood, Colorado, 80226, USA. Our telephone number is 604.681.0209.

On June 8, 2007, we incorporated a wholly-owned Nevada subsidiary for the sole purpose of effecting a name change through a merger with our subsidiary. Effective June 18, 2007, we completed a merger with our subsidiary, Colorado Goldfields Inc., a Nevada corporation. As a result, we changed our name from “Garpa Resources, Inc.” to “Colorado Goldfields Inc.”

In addition, effective June 18, 2007, we effected a 7.9 for 1 forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 592,500,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has increased from 5,575,000 shares of common stock to 44,042,500 shares of common stock.

The name change and forward stock split became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening for trading on June 18, 2007 under the new stock symbol “COGF”. Our new CUSIP number is 19647Y 104.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage company and have been engaged in the acquisition and exploration of mineral properties. We have an 100% interest in two mineral claims, known as KRL128309 and KRL1248362 mineral claims, located in the Red Lake Mining District, Ontario, Canada. We have determined that our mineral interests in the Red Lake Mining District do not contain sufficient mineralization to warrant any further exploration. We expect that we will write down the entire value of such mineral interests during the remainder of our 2007 fiscal year.

Subsequent to the three month period ended May 31, 2007 we: (i) acquired the Pride of the West Mill located in Howardsville, Colorado, which is described in our current report on Form 8-K/A filed with the SEC on June 27, 2007; (ii) entered into an option agreement to acquire an 80% undivided right, title and interest in certain properties located in San Juan County, Colorado, which is described in our current report on Form 8-K filed with the SEC on June 25, 2007; and (iii) entered into an executive employment agreement with Todd C. Hennis, which is described in our current report on Form 8-K filed with the SEC on June 25, 2007.

Plan of Operation

We intend to collect and re-interpret all available historic data on the optioned properties. We intend to complete a report on the Gold King Property that meets the requirements of National Instrument 43-101 adopted by the Canadian provincial securities commissions. In addition, we intend to conduct geophysical and drilling exploration on the Mogul and Gold King Properties, subject to availability of contractors and funding. Underground access to the Gold King workings will be re-established.

We intend to make certain improvements to the Pride of the West Mill to correct certain deficiencies listed in a Cease and Desist Order issued to a previous operator by the State of Colorado Division of Reclamation, Mining and Safety. Should such deficiencies be corrected and should adequate quantities of custom ore from other mining companies or mine waste materials for environmental reprocessing be available at adequate economic terms for our company, we may enter into agreements to process such materials.

Cash Requirements

Three Months ended May 31, 2007

As of May 31, 2007, our company had cash of $61,724 and a working capital deficiency of $44,663.

We anticipate that we will expend approximately $2,521,800 during the twelve month period ending May 31, 2008 on company operations. These anticipated expenditures are estimated as follows:

Estimated Expenses for the Next Twelve Month Period
Expenses
Capital Expenditures	$200,000
Exploration Expenditures	$1,500,000
General & Administrative Expenditures	$445,000
Option Payments	$50,000
Insurance and Taxes	$35,000
Mill Down Payment	$250,000
Mortgage Payments	$41,800
Total	$2,521,800

The continuation of our business is dependent upon obtaining further financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Exploration Costs

We anticipate incurring exploration costs relating to our properties estimated at a minimum of $1,500,000 for the year ending May 31, 2008, subject to the availability of geophysics, drilling and mine contractors and permits.

General and Administrative Expenses

We anticipate spending $445,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as salaries, legal expenses, accounting expenses and office expenses.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether we successfully explore and develop our current property interests or any property interests that we may acquire in the future. We cannot predict whether or when this may happen and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

Liquidity and Capital Resources

As of May 31, 2007, we had cash of $61,724 and $126,352 in current liabilities. The current liabilities primarily consisted of notes payable. We had a working capital deficiency of $44,663 as of May 31, 2007.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended May 31, 2008.

We incurred a loss of $21,158 for the three month period ended May 31, 2007. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $2,521,800. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Given that we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Capital Expenditures

As of May 31, 2007, our company did not have any material commitments for capital expenditures, however, management anticipates that our company will spend approximately $200,000 on capital expenditures during the next twelve month period.

Subsequent to the three month period ended May 31, 2007 we entered into a purchase and sale agreement with Tusco Incorporated to acquire the Pride of the West Mill located in Howardsville, Colorado, in consideration for the sum of $900,000 to be paid by our company to Tusco and an agreement by our company to replace Tusco’s reclamation bond with the State of Colorado, Division of Reclamation, Mining and Safety, in the approximate amount of $300,000, which described in our current report on Form 8-K/A filed with the SEC on June 27, 2007. Payment of $250,000 of the $900,000 is to be made on closing of the agreement and the remaining $650,000 is to be paid by promissory note bearing interest at 7% per year.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Going Concern

The audited financial statements included with our annual report filed with the Securities and Exchange Commission on November 16, 2006 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to donated services and deferred income tax asset valuations. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual results may differ materially and adversely from the our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Property Costs

We have been in the exploration stage since our formation on February 11, 2004 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Relating to Our Business

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence or certain environmental damage, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. In addition, we may be subject to environmental risks associated with water discharge from adits and mineral waste material at both the Pride of the West Mill and the option properties and reclamation costs associated therewith. Any such events could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks Related To Our Company

We have had negative cash flows from operations and if we are not able to continue to obtain further financing, our business operations may fail.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $21,158 for the three month period ended May 31, 2007, and cumulative losses of $130,163 since inception to May 31, 2007. As of May 31, 2007, we had a working capital deficiency of $44,663. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

-  our ability to locate a profitable mineral property;

-  our ability to generate revenues; or

-  our ability to reduce exploration costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Risks Relating to our Shares of Common Stock

Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our shares of common stock are quoted for trading on the OTC Bulletin Board, however, no trades of our common stock have occurred the facilities of the OTC Bulletin Board to the date of this quarterly report. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 3.                Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being May 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officers. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this quarterly report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.                Legal Proceedings.

None.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                Defaults Upon Senior Securities.

None.

Item 4.                Submission of Matters to a Vote of Security Holders.

None.

Item 5.                Other Information.

Effective June 17, 2007, Gary Schellenberg, our then sole director and officer at , entered into a stock purchase agreement with Mr. Hennis, whereby Mr. Schellenberg agreed to sell, and Mr. Hennis agreed to purchase, 2,500,000 shares of our common stock held by Mr. Schellenberg for aggregate cash sum of $2,500. Prior to the closing of the stock purchase agreement, Mr. Schellenberg held 44.8% of the issued and outstanding shares of our common stock. Following the closing of the stock purchase agreement, Mr. Hennis will hold 44.8% of the issued and outstanding shares of our common stock and Mr. Schellenberg will not hold any shares of our common stock.

Item 6.                Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on November 21, 2005).

3.2	Bylaws of our company (incorporated by reference from our Registration Statement on Form SB-2 filed on November 21, 2005).

3.3

Articles of Merger filed with the Secretary of State of Nevada on June 8, 2007 and which is effective June 18, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2007).

3.4

Certificate of Change filed with the Secretary of State of Nevada on June 8, 2007 and which is effective June 18, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2007).

(10)	Material Contracts

10.1	Property Agreement dated March 7, 2005 with Jaroslav Ruza (incorporated by reference from our Registration Statement on Form SB-2 filed on November 21, 2005).

10.2	Trust Agreement dated March 7, 2005 with Gary Schellenberg (incorporated by reference from our Registration Statement on Form SB-2 filed on November 21, 2005).

10.3	Purchase and Sale Agreement effective June 13, 2007 with Tusco Incorporated (incorporated by reference from our Current Report on Form 8-K/A filed on June 27, 2007).

10.4	Option Agreement effective June 17, 2007 with San Juan Corp. and Todd C. Hennis (incorporated by reference from our Current Report on Form 8-K/A filed on June 25, 2007).

10.5	Executive Employment Agreement effective June 17, 2007 with Todd C. Hennis (incorporated by reference from our Current Report on Form 8-K/A filed on June 25, 2007).

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Section 302 Certification (Todd Hennis)

31.2*	Section 302 Certification (Gary Schellenberg)

(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 906 Certification (Todd Hennis)

32.2*	Section 906 Certification (Gary Schellenberg)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLORADO GOLDFIELDS INC.

By:   /s/ Todd C. Hennis
         Todd C. Hennis
         President and Chief Executive Officer
         (Principal Executive Officer)

Date: July 23, 2007