Form 10KSB
period 2007-08-31
COLORADO GOLDFIELDS INC.
filed 2007-12-27
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________ Commission file number 000-51718

COLORADO GOLDFIELDS INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0716175 (I.R.S. Employer Identification No.)

10920 West Alameda Avenue, Suite 207 Lakewood, CO	80226
(Address of principal executive offices)	(Zip Code)

(303) 984-5324 (Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $ Nil.

The aggregate market value (at the last trade price of $0.72 per share on December 19, 2007) of the Common Stock of Colorado Goldfields Inc. held by non-affiliates as of December 19, 2007 was approximately $41,287,392. As of December 19, 2007, there were 96,843,600 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Transitional Small Business Disclosure Format (check one):     Yes    ☐ No ☒.

ADDITIONAL INFORMATION

     Descriptions of agreements or other documents in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Please see the note under “Item 6. Management’s Discussion and Analysis or Plan of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Background

     Colorado Goldfields Inc. (“we,” “us,” or the “Company”) is a mining exploration stage company engaged in the acquisition and exploration of mineral properties, primarily for gold and other metals. We hold an option to acquire up to an 80% undivided interest in certain properties located in San Juan County, Colorado. These properties consist of 44 patented and 13 unpatented mining claims in the Gold King and Mogul Mine properties, and a 70% undivided interest in 19 patented mining claims in the Mayflower Mine. We refer to these claims as the "San Juan Properties" throughout this Report. We are presently in the exploration stage at the San Juan Properties. We have not generated revenue from mining operations.

     We were organized under the laws of the State of Nevada on February 11, 2004 under the name Garpa Resources Inc. On June 18, 2007, we changed our name to Colorado Goldfields Inc.

     Our principal executive offices are located at 10920 West Alameda Avenue, Suite 207, Lakewood, Colorado, 80226 and our telephone number is (303) 984-5324. Our common stock is quoted on the OTC Bulletin Board System under the symbol “CGFI.”

     In early 2005, we acquired two mining claims in the Red Lake Mining District, Ontario, Canada from an independent prospector for $10,000. Under the Ontario Mining Act, title to Ontario mining claims can only be held by individuals or Canadian corporations. Because of this regulation, our president at the time held the mining claims in trust for us. In 2005, we spent approximately $12,500 on a ground magnetic survey and soil geochemical survey on the claims which identified a linear magnetic low trending across the property. Considering our focus on our option to acquire an interest in the San Juan Properties, we elected not to continue exploration and have abandoned these claims.

Recent Events

     In November 2007, we entered into private placement subscription agreements for 8,758,600 Units with 24 offshore subscribers and four U.S. subscribers at a price of US$0.375 per unit (US $0.75 per Unit before taking into effect our forward stock split of our authorized, issued and outstanding common stock as reported in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on November 2, 2007), for an aggregate subscription amount of approximately US$3,284,500. Each Unit consisted of one share of common stock and one common stock purchase warrant, which warrant entitles the holder to purchase one additional share of our common stock at a price of US$0.50 per share (or US$1.00 pre-split), for a period of two years from the closing of the private placement. We did not use the services of a placement agent although we have agreed to pay a finders’ fees of $250,000 to a European company in connection with their introductions to offshore subscribers.

     Pursuant to each subscription agreement executed in connection with the private placement, we agreed to, among other things, register for resale all of the shares of common stock issued to the subscribers and the common stock issuable to each subscriber upon due exercise of their respective warrants (except that if the SEC limits the number of shares of common stock that may be registered on a registration statement, then the number of shares to be registered shall be reduced accordingly). Under the agreements, we must file a registration statement registering for resale the shares within 60 calendar days following the closing of the private placement. Furthermore, we are to use commercially reasonable efforts to cause such registration statement to become effective within 120 calendar days after the closing of the private placement (or, in the event of a full review of the registration statement by the SEC, 180 calendar days after the closing of the private placement). If the registration statement is not filed on a timely basis or is not declared effective by the SEC for any reason on a timely basis, we will be required to make a payment to the subscribers in an amount equal to 2.0% of the purchase price paid for the Units by the subscriber for each Unit then held by the subscriber, and an additional 2.0% payment each 30-day period thereafter until the registration statement is filed or declared effective by the SEC, as the case may be; provided, however, that in no event shall these late registration payments, if any, exceed in the aggregate 15.0% of the total purchase price paid for all Units sold in the private placement.

     We issued the Units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) without registration in reliance upon the exemptions from registration set forth in Regulation S and/or Section 4(2) of the Securities Act of 1933. We issued the Units to the U.S. subscribers without registration in reliance upon the exemptions from registration set forth in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Option Agreement Concerning the San Juan Properties

     Effective June 17, 2007, we entered into an option agreement (“Option Agreement”) with Todd C. Hennis, our President and Chief Executive Officer, and San Juan Corp., a company controlled by Mr. Hennis (collectively the ”Optionors”), whereby we were granted the exclusive right and option to acquire up to an 80% undivided right, title and interest in the San Juan Properties. The option was amended on November 8, 2007, and is currently exercisable as follows:

(i)	an undivided 40% interest in the San Juan Properties will vest when we have incurred expenditures of not less than $6,000,000 on the San Juan Properties, provided that such expenditures must be incurred within five years from the date of the Option Agreement;

(ii)	an additional undivided 20% interest in the San Juan Properties will vest when: (a) we have incurred additional expenditures of not less than $3,500,000 on the San Juan Properties, provided that such expenditures must be incurred within 7.5 years from the date of the Option Agreement, and (b) we issue, subject to compliance with applicable securities laws, 10,000,000 shares of our common stock to the Optionors; and

(iii)	an additional undivided 20% interest in the San Juan Properties (for an aggregate of 80%) will vest when: (a) we have incurred additional expenditures of not less than $3,500,000 on the San Juan Properties, provided that such expenditures must be incurred within 10 years from the date of the Option Agreement, and (b) we issue, subject to compliance with applicable securities laws, an additional 10,000,000 shares of our common stock, to the Optionors.

     Pursuant to the Option Agreement, we paid the Optionors a cash payment of $50,000 in August 2007. In addition, in order to keep the option in good standing, we must make payments to the Optionors as follows:

(i)	cash payment of $100,000 within one year from the date of the Option Agreement;

(ii)	cash payment of an additional $200,000 within two years from the date of the Option Agreement; and

(iii)	100 troy ounces of gold contained in gold dore, or the cash equivalent thereof, within three years of the date of the Option Agreement, and annually thereafter up to and including the 10th year from the date of the Option Agreement. The foregoing payments are, however, contingent upon: (i) our successful acquisition of the Pride of the West Mill located in Howardsville, Colorado, which acquisition occurred in June of this year; and (ii) the Pride of the West Mill actually being in operation during any part of the year in which payment is due. Currently, the mill is not operational.

     Pursuant to the Option Agreement, we: (i) were appointed as the initial operator on the San Juan Properties, with certain rights and obligations as described in the Option Agreement; and (ii) agreed to execute and enter into an employment agreement with Mr. Hennis, as described below. The Option Agreement will terminate if we fail to make any of the payments required to maintain the option in good standing. Notwithstanding anything else in the Option Agreement to the contrary, we may terminate the Option Agreement within 18 months from the date of the Option Agreement by providing 10 days written notice to the Optionors.

Surface Rights Agreement

     In connection with the Option Agreement, we also entered into a Surface Rights Agreement with the Optionors whereby we were granted a right-of-way to enter upon the San Juan Properties to perform mining exploration activities while the Option Agreement is in good standing. Under the Surface Rights Agreement, we are required to:

  prepare and present to the Optionors a development plan which details the scope and timing of exploration and mining activities on the San Juan Properties;
  maintain the roads and power line right-of–ways;
  construct safety fences and maintain surface facilities on the San Juan Properties;
  maintain automobile insurance in connection with our vehicles traveling over the San Juan Properties;
  perform restoration and reclamation on the San Juan Properties upon termination of our operations on the land, including returning the land to “Range Land” post-mining use standard as that term is used in the Colorado Mined Land Reclamation Act;
  protect existing water resources, including mitigating or eliminating the impact of our activities on domestic or stock water wells in the vicinity of the San Juan Properties;
  properly store and remove hazardous materials; and
  indemnify the Optionors for losses and liabilities they may incur due to our activities on the San Juan Properties.

     We are also required to pay or reimburse the Optionors for all annual property taxes on the San Juan Properties and for any additional taxes which may be assessed on the San Juan Properties by reason of improvements that we place on the San Juan Properties. The Surface Rights Agreement terminates upon the earlier of (i) termination of the mineral rights on the San Juan Properties; (ii) complete reclamation and restoration of the San Juan Properties; (iii) termination of the Option Agreement prior to our exercising the option; (iv) failure to pay the property or other taxes on the San Juan Properties; or (v) June 17, 2032.

Executive Employment Agreement

     In connection with the Option Agreement, we entered into an Executive Employment Agreement effective on June 17, 2007 with Mr. Hennis, whereby we employed him as our Chief Executive Officer and President, for a term of 18 months (subject to renewal) in consideration for, among other things: (i) a salary of $8,000 per month for the first six months, to be increased to not less than $8,500 per month thereafter; (ii) an automobile allowance of $350 per month, plus reimbursement for mileage at the IRS standard rate; (iii) certain employee benefits, including group health insurance, pension and profit sharing and other such benefits that we may elect to provide our other employees from time to time; and (iv) the agreement by us to grant a stock option to purchase up to 600,000 shares of our common stock at an exercise price equal to the fair market value of our shares of common stock as of the date of grant pursuant to a stock option plan which we intend to adopt in the near future.

     The Executive Employment Agreement may be terminated: (i) upon 60 days written notice of termination from either party; (ii) upon the expiration of the initial 18 month term if the parties do not renew or extend the agreement prior to expiration; or (iii) upon the death of Mr. Hennis. Upon the termination of the Executive Employment Agreement, Mr. Hennis will be entitled to separation pay as follows:

(i)	if terminated by us, Mr. Hennis shall receive one month of base compensation for each year of service. Base compensation includes salary in effect at the time of termination, continued participation in our company’s group health insurance plan, continued life insurance coverage and, at Mr. Hennis’ expense, continued access to certain other insurance plans of our company;

(ii)	if Mr. Hennis resigns within 90 days following a change of control of our company, Mr. Hennis shall receive one month of base compensation (as described above), and, in addition, any stock options held by Mr. Hennis shall vest immediately, all of Mr. Hennis’ shares of our common stock, which are not already freely tradeable without restriction, shall be promptly registered with the Securities and Exchange Commission, and any bonuses remaining unpaid shall be paid immediately;

(iii)	if terminated upon expiration of the Executive Employment Agreement without renewal or extension, Mr. Hennis shall receive one month of base compensation (as described above) for each year of service by Mr. Hennis as an employee of our company; and

(iv)	if Mr. Hennis passes away during the term of the Executive Employment Agreement, Mr. Hennis’ estate shall receive one month of salary for each year of service by Mr. Hennis as our employee.

Our Business

     As an exploration stage mining company, our activities are currently focused on exploration, geological evaluation and feasibility studies on the San Juan Properties for gold and other metals and, where warranted, efforts to develop and construct mining and processing facilities. We may enter into joint ventures, partnerships or other arrangements to accomplish these activities. Additionally, we acquired the Pride of the West Mill located in Howardsville, Colorado in June 2007. The mill is currently not operational. We hope to address the issues on the mill in 2008 and bring the mill to operating standards. See Item 2, “Description of Properties,” for additional information regarding the San Juan Properties and the Pride of the West Mill.

Competitive Business Conditions

     We compete with many companies in the mining business, including larger, more established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in the United States and other areas where we may conduct exploration activities. Because we compete with individuals and companies that have greater financial resources and larger technical staffs we may be at a competitive disadvantage in acquiring desirable mineral properties. From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies or our lack of financial resources. Competition in the mining industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital needed to fund the acquisition and operation of such properties. Competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees, to obtain equipment and personnel to assist in our exploration activities or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

General Government Regulations

       Mining in the State of Colorado is subject to federal, state and local law.

     The development, operation, closure and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation and environmental considerations. Unless and until a mineral source is proved, it is unlikely our operations will move beyond the exploration stage. If in the future we decide to proceed beyond exploration, there will be numerous notifications, permit applications and other decisions to be addressed at that time. See Item 2, “Description of Properties,” for additional information on government regulation affecting our business including a discussion of certain anticipated costs and effects of compliance with environmental laws.

Employees

     As of August 31, 2007, we had two employees, each serving as an executive officer. Only Mr. Hennis, our CEO and President, devotes a majority of his business time to our affairs. We also engage independent contractors in connection with the exploration of our mining property such as contractors, drillers and geologists.

ITEM 2. DESCRIPTION OF PROPERTIES

     As described in Item 1 above, we have entered into an Option Agreement and Surface Rights Agreement with Todd C. Hennis and his company, San Juan Corp., pursuant to which we: (i) have a right to acquire up to an undivided 80% interest in the San Juan Properties if we meet certain payment and stock issuance thresholds; and (ii) have a right to perform exploration and mining activities on the San Juan Properties prior to acquiring an ownership interest therein. In connection with the Option Agreement transactions, we employed Mr. Hennis as our President and Chief Executive Officer.

     The San Juan Properties consist of three separate mines encompassing 63 patented mining claims and 13 unpatented mining claims. All three mines, each of which is more fully described below, were actively mined during the early to mid 1900’s, although they have been relatively dormant for the past 15 years. We are presently in the beginning exploration stage for gold and other metals on the San Juan Properties. As a result, we have not commissioned or received a feasibility study with regard to any of the San Juan Properties.

     While all three mines have been actively mined in the past, because the SEC permits only the disclosure of proven or probable reserves, which in turn, require, among other things, the preparation of a feasibility study demonstrating the economic feasibility of mining and processing the mineralization, no proven or probable reserves have been established for any of the San Juan Properties.

     The San Juan Properties are subject to the following royalties: (i) 3.0% net smelter return royalty on Gold King Mine, (ii) 2.5% net profits interest on Gold King Mine, (iii) 2.0% net smelter return royalty on the Mayflower Group, (iv) 2.5% net profits interest in the Mayflower Group, and (v) a 2% net smelter royalty on the Gold King Mine. We have secured an option to purchase the first four of these royalties for $250,000, and we have the possibility to acquire the last royalty for $50,000. The option expires on November 21, 2008. If we acquire an ownership interest in the San Juan Properties by exercise of our Option Agreement, and we are successful in placing the property into production, we will be obligated to pay the royalty holders the percentages of the production and net profits disclosed above if we do not exercise our option to extinguish the royalties. Payment of these royalties will reduce our potential revenue. Further, as the documentation existing for many of these properties dates back to the late 19th century, there may be unknown encumbrances, including royalties, on these properties.

Gold King Mine Property

     The Gold King Mine property consists of 27 patented mining claims and a total of 13 unpatented mining claims. Unpatented mining claims SJ-1 through SJ-11 were previously located and incorporated into the Option Agreement. In August, 2007, subsequent to our entering into the Option Agreement, unpatented mining claims SJ-4, SJ-5, SJ-6, SJ-7, SJ-8 and SJ-11 had amended location certificates filed with the U.S. Bureau of Land Management by San Juan Corp. In August, 2007, San Juan Corp. located and filed unpatented mining claims SJ-12 and SJ-13 with the U.S. Bureau of Land Management. All 27 patented mining claims and 13 unpatented mining claims are governed by the Option Agreement. These 27 patented mining claims and 13 unpatented mining claims shall be hereinafter referred to as the “Gold King Property.”

     The Gold King Property is located in San Juan County, Colorado. Access to the site is by county road, which is maintained by San Juan County on a seasonal basis. The Gold King Property is located at elevations from approximately 11,000 feet above sea level to 13,000 feet above sea level, approximately 8 miles from Silverton, Colorado. The main underground access to the Gold King Property is the Gold King Mine #7 Level, the portal for which is collapsed. The portal site is located in an avalanche prone area. The terrain in mountainous and the majority of the property is above treeline.

     History of Operations. The best estimate for historic mine production from the Gold King Mine is 665,500 tons containing 0.471 ozs/ton gold, 2.39 ozs/ton silver, 0.71% lead, and 0.52% copper. This historic mine production was predominantly during the period 1890 to 1920.1

     In the period 1984 to 1992, Gold King Mines Corporation (formerly Gerber Minerals Corporation) conducted exploration activities at the Gold King Mine including re-opening old workings, extending workings, surface exploration mapping and drilling, underground exploration, mapping, sampling and drilling and other activities. Previously published reports listed expenditures by Gold King Mines Corporation of $9.7 million on the Gold King Mine during this period.2 We have access to or copies of most of the geological records from this period, and have access to most of the exploration drill core produced during this period.

________________________
1      Source: Page i of the Evaluation Report IV on the Gold King Mines Property, San Juan County, Colorado by E.D. Black, P.E., MPH Consulting Inc. Denver, Colorado February 15, 1990.
2      Source: Page 73 of the Evaluation Report IV on the Gold King Mines Property, San Juan County, Colorado by E.D. Black, P.E., MPH Consulting Inc. Denver, Colorado February 15, 1990.

     Gold King Consolidated, Inc. was majority owner of Gold King Mines Corporation. In February 1990 MPH Consulting, Inc. of Denver, Colorado prepared “Evaluation Report IV on the Gold King Mine Property, San Juan County, Silverton, Colorado” for Gold King Consolidated, Inc. In this report, MPH Consulting, Inc. estimated gold and silver ore reserves. Approximately 20,000 tons of this material was subsequently mined in 1990 by Sunnyside Gold Corp. as part of a joint venture with Gold King Mines Corp. No further mining activity at the Gold King property is known to have occurred since that date. Based on the reports and data we have accumulated on the Gold King property, we believe that there is significant mineralized material in “possible” and “potential” geologic categories. However, the estimates and other data on the Gold King property that we possess are historical in nature, and we cannot place any reliance on these estimates at this time. We intend to perform our own exploration activities on the property subject to obtaining adequate financing.

     Current and Proposed Exploration Activities. We undertook a limited surface drilling program on the Gold King Property in September 2007. Due to bad ground conditions and the onset of severe winter weather, the drilling program was suspended in October 2007 after one hole was drilled on the North Vein. Assay results from this hole are pending. We intend to resume this surface drilling program in 2008 with a new drilling contractor as soon as weather conditions, availability of drilling contractor and funding permit.

     We intend to re-open Gold King #7 Level, rehabilitate the existing workings, and potentially undertake mitigation activities for underground water flows as part of a proposed environmental reconnaissance, subject to reaching an acceptable Administrative Order on Consent (“A.O.C.”) agreement with U.S. Environmental Protection Agency (“EPA”) and availability of funding, personnel and equipment. The Gold King Property is not currently subject to any proposed action by the EPA. We instead requested the EPA to enter into an A.O.C. regarding the proposed environmental reconnaissance, and the EPA has submitted a draft A.O.C. to the Company. We expect to negotiate revisions to this draft A.O.C. There is no assurance at the present time that an A.O.C. acceptable to us can be reached.

     Environmental and Regulatory Issues. The Gold King Property is subject to federal, state and local regulations regarding environmental conditions at the site and activities at the site.

     In August, 2007, we filed a “Notice of Intent to Conduct Prospecting Operations for Hard Rock/Metal Mines” with the State of Colorado, Division of Reclamation, Mining and Safety governing our proposed surface drilling activities at the Gold King and Mogul Properties. We posted a bond amount of $10,834 governing the reclamation of the proposed drill sites.

     The Gold King Property has an active, acid mine drainage occurring from the Gold King #7 Level. This mine water flow has substantially increased in volume since 2000, and recent flow measurements have shown a large increase in flows. This water discharge is believed by our management to substantially originate from the 2150 vein workings of the Sunnyside Mine, which is owned by another company, and which vein workings extend into the Gold King Property. To date, our management has not been able to prove the origin of this water flow. The environmental reconnaissance discussed earlier is intended to allow the Company to prevent further potential environmental degradation from a “blow out” of potentially impounded mine waters, and to investigate potential mitigation or reduction of mine water flows. We have received correspondence from the State of Colorado Attorney General’s Office stating that the Company is required to obtain a water discharge permit for the Gold King Mine. We are in negotiations with the State of Colorado Attorney General and also the Water Quality Control Division of the Colorado Department of Public Health and Environment to discuss this correspondence.

     We are in the process of writing a Stormwater Management Plan for the Gold King #7 Level site, and plan to submit an application for a Stormwater Management permit once the plan is completed.

     Prior to conducting further underground mine exploration or mining activities, we will have to apply for and obtain a reclamation permit from the State of Colorado Division of Reclamation, Mining and Safety.

Mogul Mine Property

     The Mogul Mine Property consists of 17 patented mining claims which adjoin the Gold King Property. Access to the Mogul Mine Property is by county road. The historic mineralization of the Mogul Mine property has primarily been in the Mogul Vein, which is commonly held to be an extension of the George Washington vein of the Sunnyside and Brenneman Mines. The mineralization of the Mogul vein is primarily lead and zinc sulfide minerals, with some copper, silver and gold mineralization.

     The Mogul Mine has seen little production or activity since World War II. Management intends to conduct limited drilling on the Mogul Mine Property in 2008, and we intend to investigate reopening one or more portals on the Mogul Mine Property to conduct environmental and other reconnaissance activities.

     The Mogul Mine Property is subject to certain local, state and federal regulations. An acid mine discharge occurs at the Mogul #1 portal, which had previously had a hydraulic bulkhead constructed in it to reduce the mine water flows. An acid water discharge occurs in the vicinity of the Grand Mogul portal, and we may reopen the Grand Mogul portal in the future to attempt to determine the origin of this discharge.

Mayflower Mine Property

     The Mayflower Mine Property consists of a 70% undivided interest in 19 patented mining claims. The property is approximately 3 miles from Silverton, Colorado. The historic mineralization of the Mayflower Mine has consisted of base metals with some gold and silver contents. Published historic production figures for the Mayflower Mine (also known as the Shenandoah-Dives Mine) for the period 1901-1957 are 4.5 million tons containing 520,000 ounces of gold, 12.3 million ounces of silver, 18,000 tons of copper, 47,000 tons of lead and 10,000 tons of zinc.3 Some portion of this production may have originated from adjoining properties.

     Management intends to conduct a very limited amount of work on the Mayflower Mine Property for the foreseeable future. The Company intends to focus the majority of its activities on the other properties under option to the Company.

Pride of the West Mill

     The Pride of the West Mill is an inactive mining mill located at Howardsville, Colorado in San Juan County. The Pride of the West Mill is located on approximately 120 acres of patented mining claims on San Juan County Road 2, within a six air mile radius of the Gold King Property, the Mogul Mine Property and the Mayflower Mine Property.

     We purchased the Pride of the West Mill in June 2007 from Tusco, Inc., an unrelated third party, for a sale price of $900,000 and assumption of the Colorado Mined Land Reclamation Permit. We paid $250,000 of the purchase price in cash, with the remaining $650,000 paid by way of a promissory note to Tusco with interest at 7% per annum. Interest on the note is payable monthly and the entire amount is due and payable on or before June 29, 2009, and is secured by Deeds of Trust and financing statements on the mill property and equipment.

     The assumption of the reclamation bond was for $295,800 at that date, and we have been notified that the bond has been updated to approximately $317,000 by the Colorado Division of Reclamation, Mining and Safety as of November 26, 2007. We anticipate posting the bond in the form of certificates of deposit within the next 60 days as part of the succession of operator process for the reclamation permit. Based upon an estimate received by the previous owner from a third-party mining consultant, the total reclamation costs were estimated at approximately $500,000, and our management continues to believe that such estimate is reliable. Thus, we have recorded an estimated asset obligation of $500,000 in connection with our estimated future reclamation costs.

________________________
3      Page 6 of the SEG Newsletter October 1993 article entitled "Comparison of Gold-Rich and Gold-Poor Quartz-Base Metal Veins, Western San Juan Mountains, Colorado: The Mineral Point Area As An Example" by Paul J. Bartos.

     The Pride of the West Mill consists of a main mill building constructed mostly in the 1970s with equipment for gravity and flotation concentration of ores, an office/shop building, a laboratory building, a cyanide process plant building, a truck scale building and other support buildings. The Pride of the West Mill is currently under a Cease and Desist Order from the Colorado Division of Reclamation, Mining and Safety which was issued to a previous operator. The Cease and Desist Order prohibits operation of the Pride of the West Mill until deficiencies in the mill tailing impoundment area, the mill drain water impoundment area and other deficiencies are corrected. We have met with personnel from the Colorado Division of Reclamation, Mining and Safety to discuss the correction of these deficiencies. In September-October 2007, we had contractors re-roof a substantial portion of the main mill building at a cost of approximately $90,000, and the company has engaged Vector Engineering , Inc. of Golden, Colorado to design a new tailings impoundment for the Pride of the West Mill and to address claimed deficiencies in the mill drain water impoundment. Subject to funding, regulatory and other approvals, and other factors, we are hopeful of addressing the requirements of the Cease and Desist Order in 2008.

     We have been approached by potential operators of other mines in the vicinity to potentially process their ores. We will consider processing other potential ores in order to demonstrate the operability of the Pride of the West Mill until the Company can generate sufficient ore tonnage of its own to operate the mill. There is no assurance that either of these events will occur.

     The State of Colorado caused approximately 18,000 tons of mine dump material to be placed on the raw ore stockpile area of the Pride of the West Mill under a previous operator. We believe that the Company does not have title to this material and that it would not be economical to process the material. We are seeking a solution to the disposal of this material, potentially in cooperation with the parties that placed the material on the property.

The Pride of the West Mill is subject to certain local, state and federal regulations.

ITEM 3. LEGAL PROCEEDINGS

     Except for the environmental and mining proceedings described in Item 2 above, we are not currently subject to any legal proceedings, and to the best of our knowledge no such proceeding is threatened the results of which would have a material impact on our properties, results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No meeting of shareholders was held during our fiscal year ended August 31, 2007. We intend to hold an annual meeting of shareholders in early 2008.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock has been quoted on the OTC Bulletin Board since April 6, 2006. Our trading symbol is “CGFI.OB.”

     The table below sets forth the high and low sales prices for our common stock for the periods indicated as reported by the OTCBB. Sales prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.*

Year Ended	High		Low

August 31, 2006
April 11 to May 31, 2006	$4.75	$	Nil [1]
Fourth Quarter	0.32		0.31

August 31, 2007
First Quarter	$0.31		$0.04
Second Quarter	0.06		0.04
Third Quarter	0.19		0.04
Fourth Quarter	5.01		0.19

*	We effectuated a 7.9 for one stock split effective June 18, 2007 and a two for one stock split effective October 29, 2007. The prices set forth above have been adjusted for these forward stock splits.

      (1)    The low price during this period, before being adjusted for the forward stock splits, was $0.15.

     On December 19, 2007, the last reported sales price of our common stock as reported on the OTCBB was $0.72 per share. As of December 19, 2007, there were 31 holders of record of our common stock.

     We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for growth. Our initial earnings, if any, will likely be retained to finance our growth. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

     We do not have any equity compensation plans in effect. However, pursuant to his employment agreement, we have agreed to grant our President and Chief Executive Officer, Todd C. Hennis, an option to purchase up to 600,000 shares of our common stock. We have also verbally agreed to grant our Chief Financial Officer, Gary Schellenberg, an option to purchase up to 500,000 shares. Finally, we have hired an exploration manager who is scheduled to start work for us in February, 2008 and to whom we have verbally agreed to grant an option to purchase 400,000 shares of our common stock, with such option to vest over a three year period. All of the options would be exercisable at a price equal to the fair market value of our stock as of the date of grant. We intend to adopt a formal stock option plan in the near future and grant these options.

Transfer Agent

     Empire Stock Transfer is the transfer agent for our common stock. Their address is at 2470 St. Rose Pkwy, Suite 304, Henderson, Nevada 89074, and their telephone number is (702) 818-5898.

ITEM 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Our financial statements included in this report have been prepared assuming that the Company will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. We had a deficit in working capital of approximately $556,900 at August 31, 2007, incurred a net loss of $300,200 for the year ended August 31, 2007, and an accumulated deficit during the exploration stage of $377,600 for the period from February 11, 2004 (inception) through August 31, 2007. Accordingly, we have not generated cash flow from operations and have primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund our operations. Due to our financial uncertainty, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. As discussed below, we received approximately $3,284,500 from equity financings which we believe should enable us to commence mining exploration activities on the San Juan Properties and fund our operations through most of the fiscal year ended August 31, 2008.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Introduction

     The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the year ended August 31, 2007 and compares those results to the year ended August 31, 2006.

     We hold an exclusive right and option to acquire an 80% undivided right, title and interest in certain properties located in San Juan County, Colorado (the “San Juan Properties”). Please see “Item 2: Description of Properties” for a description of the mining properties which encompass the San Juan Properties. The option is currently exercisable as follows:

(i)	an undivided 40% interest in the San Juan Properties will vest when we have incurred expenditures of not less than $6,000,000 on the San Juan Properties, provided that such expenditures must be incurred within five years from the date of the Option Agreement;

(ii)	an additional undivided 20% interest in the San Juan Properties will vest when: (a) we have incurred additional expenditures of not less than $3,500,000 on the San Juan Properties, provided that such expenditures must be incurred within 7.5 years from the date of the Option Agreement, and (b) we issue, subject to compliance with applicable securities laws, 10,000,000 shares of our common stock to the Optionors; and

(iii)	an additional undivided 20% interest in the San Juan Properties (for an aggregate of 80%) will vest when: (a) we have incurred additional expenditures of not less than $3,500,000 on the San Juan Properties, provided that such expenditures must be incurred within 10 years from the date of the Option Agreement, and (b) we issue, subject to compliance with applicable securities laws, an additional 10,000,000 shares of our common stock to the Optionors.

     We intend to seek equity and/or debt funding to explore and evaluate the San Juan Properties. In November 2007, we sold 8,758,600 Units to 24 offshore subscribers and four U.S. subscribers at a price of US$0.375 per unit (US $0.75 per Unit before taking into effect our forward stock split of our authorized, issued and outstanding common stock as reported on our Current Report on Form 8-K filed with the SEC on November 2, 2007), for an aggregate subscription amount of approximately US $3,284,500. Each Unit consisted of one share of common stock and one common stock purchase warrant, which warrant entitles the holder to purchase one additional share of our common stock at a price of US$0.50 per share (or US$1.00 pre-split), for a period of two years from the closing of the private placement. We did not use the services of a placement agent although we have agreed to pay finders’ fees of $250,000 to a European company in connection with their introductions to offshore subscribers.

     We have used approximately $504,000 of the proceeds to pay outstanding promissory notes and advances, approximately $125,000 to fund exploration of the San Juan Properties and additional amounts have been expended on corporate overhead. We estimate that $1.3 million of the remaining proceeds from the private placement will be used for expenditures on the San Juan Properties in 2008, with the remainder to fund our corporate overhead. As noted above, expenditures on the San Juan Properties will be credited to the $6,000,000 earn-in requirement for the initial undivided 40% ownership interest in the San Juan Properties.

Plan of Operation

     Our plan of operation for fiscal 2008 is to continue seeking funding for our operations and mining exploration program on the San Juan Properties that began in the fall of 2007. Our Option Agreement to acquire an 80% interest in the San Juan Properties requires us to expend $13 million on the properties, and we currently believe that expenditures of that amount may complete exploration of the Gold King mine and related feasibility studies, although we cannot give any assurances that additional funds will not be necessary to complete this work. Furthermore, significant additional funds will be required to begin production if economically feasible reserves exist.

     Our planned exploration activities may include data review, geologic mapping, resource modeling, geophysical surveys and modeling, re-logging of available drill core and rotary cuttings and rock chips and soil sampling programs. Geophysical surveys include gravity and IP surveys. All of these activities are designed to assist us in identifying additional targets for drilling and increasing our understanding of the San Juan Properties.

Liquidity and Capital Resources

     We were formed in early 2004 and have primarily had limited activity until our acquisition of the option to acquire interests in the San Juan Properties. Since we have received no revenue from the production of gold or other metals, we have relied on funds received in connection with our equity and debt financings to finance our ongoing operations. We have experienced net losses since inception.

     We are dependent on additional financing to continue our exploration and integration efforts in the future and, if warranted, to develop and commence mining operations. Our capital requirements for the foreseeable future include continued exploration of the San Juan Properties, payments required to keep the option in good standing and our corporate overhead expenses. Based on our current estimates, we expect that we will have sufficient cash to continue our exploration program, pay option holding costs and pay necessary administrative expenses for the remainder of the fiscal year ending August 31, 2008. Beyond that time, we expect that we will require additional funding to continue operation. While we have no current plans or arrangements to satisfy these additional capital requirements, we anticipate that we will be seeking additional equity financing in the future.

     During the year ended August 31, 2007, our operations were funded by the following:

  On November 1, 2006, we borrowed $5,000 from Renfrew Ventures, Inc. and issued an unsecured, non-interest bearing demand promissory note in connection with the debt. Payment demand was made and we repaid the entire debt in June 2007.

  On January 5, 2007, we borrowed $10,000 from Gary Schellenberg, our Chief Financial Officer and Vice President. In connection with the debt, we issued an unsecured, non-interest bearing demand promissory note. Payment demand was made and we repaid the entire debt in July 2007.

  On May 15, 2007, we borrowed $100,000 from Planet United, Inc., an investment firm, pursuant to a Bridge Loan Agreement dated April 30, 2007. In connection with the debt, we issued a promissory note to the lender which required us to pay interest at 12% per annum, payable on a quarterly basis and all amounts owed under the note were due and payable on November 30, 2007. Using proceeds from the private placement completed in November 2007, we paid the note in its entirety, including approximately $6,200 in accrued interest.

  From July and August 2007, we received approximately $400,000 of non-interest bearing advances from an unrelated third party. These advances were repaid from the proceeds of our private placement completed in November 2007.

     As of August 31, 2007, we had approximately $49,000 of current assets, $1.4 million of non-current assets (consisting primarily of our inactive Pride of the West Mill) $606,000 of current liabilities, and $1.15 million of non-current liabilities. As discussed above, we completed an equity private placement in November 2007 which raised approximately $3,284,500 in gross proceeds.

      In connection with the acquisition of the Pride of the West Mill, we paid $250,000 of the $900,000 purchase price in cash, with the remaining $650,000 paid by way of a promissory note to the seller with interest at 7.0% per annum. Interest on the note is payable monthly and the entire amount is due and payable on or before June 29, 2009, and is secured by Deed of Trusts and financing statements on the mill property and equipment. As noted above, we have currently estimated the entire reclamation costs on the mill property at $500,000. As part of our agreement with the seller, we have agreed to replace the seller's reclamation bond with the State of Colorado. We are in the process of negotiating, with Colorado authorities, a replacement reclamation bond which we will be required to post in order to assure payment of reclamation requirements. We believe this bond will be in the approximate amount of $317,000 based on negotiations with Colorado authorities.

Results of Operations

     We are presently in the exploration stage of our business and have not earned any revenues to date, and we do not anticipate earning revenues until we acquire and develop mining properties with proven reserves. For the year ended August 31, 2007, we incurred a net loss of approximately $300,000 compared to a net loss of approximately $36,000 for the year ended August 31, 2006. For all of fiscal year 2006 and most of fiscal year 2007, our operations were limited. In the last two fiscal quarters of 2007, we began negotiations for and completed (i) the acquisition of the Pride of the West Mill in Howardsville, Colorado and (ii) the Option Agreement with Todd C. Hennis and his company, San Juan Corp., with respect to the San Juan Properties and an employment agreement with Mr. Hennis. The increase in our net loss in fiscal 2007 compared to fiscal 2006 was primarily due to expenses incurred in connection with these negotiations and agreements. In fiscal 2007, we incurred approximately $126,500 of legal and accounting fees compared to $13,500 of professional fees in fiscal 2006. Also in connection with our increased activities in late fiscal year end 2007, we incurred general and administrative expenses of approximately $63,000 compared to approximately $1,000 of similar expenses in fiscal 2006. Finally, we incurred approximately $94,000 of mineral property and exploration costs in fiscal 2007 compared to $12,600 of such costs in fiscal 2006.

Critical Accounting Policies

     We have identified the following critical accounting policies which were used in the preparation of our financial statements.

     Exploration and Development Costs: Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property. When it has been determined that a mineral property can be economically developed as a result of established proven and probable reserves, the costs to develop such property will be capitalized. Costs of abandoned projects will be charged to operations upon abandonment.

     Long-lived Assets: The Company periodically evaluates the carrying value of property, plant and equipment costs, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

     Property Retirement Obligation: SFAS 143, “Accounting for Asset Retirement Obligations,” requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Accretion expense is recorded in each subsequent period to recognize the changes in the liability resulting from the passage of time. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the related long-lived asset.

Recent Pronouncements

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the our financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In November 2007, the FASB announced that it would defer the effective date of SFAS 157 for one year for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty In Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Risk Factors

     This report, including Management’s Discussion and Analysis or Plan of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Our only mining property is an option to acquire various mining claims, the feasibility of which has not been established as we have not completed exploration or other work necessary to determine if it is commercially feasible to acquire and develop the property.

     We are currently a mining exploration stage company. Our only mining assets are an option to acquire up to an 80% interest in certain mining claims in San Juan County, Colorado. Additionally, in June 2007 we acquired the Pride of the West Mill, which is currently under a cease and desist order from the Colorado Division of Reclamation, Mining and Safety which prohibits operation until certain deficiencies are corrected. See Item 1 and Item2 of this report for more information regarding our mining assets. The San Juan Properties subject to the option do not have any proven or probable reserves. A “reserve,” as defined by the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to the San Juan Properties. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on the San Juan Properties.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.

     Under our Option Agreement with Mr. Hennis and San Juan Corp. (the “Optionors”), we are required to expend $6,000,000 on the San Juan Properties in order to earn a 40.0% undivided ownership interest in the San Juan Properties. Additionally, we can earn two separate 20.0% ownership interests, for a total ownership interest of 80.0%, by expending $3,500,000 on the San Juan Properties and issuing to the Optionors 10,000,000 shares of our common stock for each 20.0% tranche. In November 2007, we raised approximately $3,284,500 pursuant to a private placement of securities. After paying various debts and liabilities, and reserving a portion of the proceeds to fund corporate working capital, we expect to expend approximately $1.3 million of the proceeds towards our Option Agreement on the San Juan Properties, although this amount is subject to change in management’s discretion. Thus, we will be required to raise significantly more capital in order to fully exercise the option and develop the San Juan Properties for mining production assuming that economically viable reserves exist. There is no assurance that our investments in the Option Agreement will be financially productive. Our ability to obtain necessary funding depends upon a number of factors, including the price of gold and other base metals and minerals which we are able to mine, the status of the national and worldwide economy and the availability of funds in the capital markets. If we are unable to obtain the required financing for these or other purposes, our exploration activities would be delayed or indefinitely postponed, we would likely lose our option to acquire an ownership interest in the San Juan Properties and this would likely, eventually, lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds to continue our exploration and feasibility work on the San Juan Properties, or if commercially viable reserves are not present, the market value of our securities will likely decline, and our investors may lose some or all of their investment.

We have incurred losses since our inception in 2004 and may never be profitable which raises doubt about our ability to continue as a going concern.

     Since our inception in 2004, we have had nominal operations and incurred operating losses. As of August 31, 2007, our cumulative deficit since inception is approximately $378,000. As we are just beginning exploration activities under our recently acquired option on the San Juan Properties, we expect to incur additional losses in the foreseeable future, and such losses may be significant. To become profitable, we must be successful in raising capital to continue with our exploration activities and meet the requirements to exercise our option on the San Juan Properties, discover economically feasible mineralization deposits and establish reserves, successfully develop the properties and finally realize adequate prices on our minerals in the marketplace. It could be years before we receive any revenues from gold and mineral production, if ever. Thus, we may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a long-term basis. These circumstances raise significant doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our audited financial statements for the period ended August 31, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Historical production of gold at the San Juan Properties may not be indicative of the potential for future development or revenue.

     Historical production of gold and other metals and minerals from the mines encompassed under our Option Agreement cannot be relied upon as an indication that the San Juan Properties will have commercially feasible reserves. Investors in our securities should not rely on historical operations of the San Juan Properties as an indication that we will be able to place the San Juan Properties into commercial production again. We expect to incur losses unless and until such time as our property enters into commercial production and generates sufficient revenue to fund our continuing operations.

Fluctuating gold, metal and mineral prices could negatively impact our business plan.

     The potential for profitability of our gold and other metal and mineral mining operations and the value of any mining properties we may acquire will be directly related to the market price of gold and the metals and minerals that we mine. Historically, gold and other mineral prices have widely fluctuated, and are influenced by a wide variety of factors, including inflation, currency fluctuations, regional and global demand and political and economic conditions. Fluctuations in the price of gold and other minerals that we mine may have a significant influence on the market price of our common stock and a prolonged decline in these prices will have a negative effect on our results of operations and financial condition.

Reclamation obligations on the San Juan Properties and our Mill could require significant additional expenditures.

     We are responsible for the reclamation obligations related to any exploratory and mining activities located on the San Juan Properties. Since we have only begun exploration activities, we cannot estimate these costs at this time. Pursuant to our purchase contract with the seller of the Pride of the West Mill, we are in the process of negotiating a new reclamation bond for the Mill, and the Colorado Division of Reclamation, Mining and Safety has indicated that the new bond will be approximately $317,000. We have currently estimated the total reclamation costs on the Mill at $500,000 and have recorded a liability in this amount. There is a risk that the Mill reclamation costs may exceed our current estimate, and such excess could be significant. The satisfaction of current and future bonding requirements and reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further that increases to our bonding requirements or excessive actual reclamation costs will negatively affect our financial position and results of operation.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of our property.

     Our ability to explore and mine the optioned properties depends on the validity of title to that property. The mineral properties in San Juan County subject to our Option Agreement consist of patented and unpatented mining claims. Unpatented mining claims are effectively only a lease from the federal government to extract minerals; thus an unpatented mining claim is subject to contest by third parties or the federal government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on the San Juan Properties we have under option. Thus, there may be challenges to the title to the properties which, if successful, could impair development and/or operations.

Our ongoing operations and past mining activities of others are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.

     Mining exploration and exploitation activities are subject to federal, state and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment.

     Environmental and other legal standards imposed by federal, state or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for non-compliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist on the San Juan Properties which we hold an option on, or we may acquire properties in the future that have unknown environmental issues caused by previous owners or operators, or that may have occurred naturally.

The San Juan Properties which we have under option are subject to royalties on production.

     The mining claims that are subject to our Option Agreement with Todd C. Hennis and San Juan Corp. are subject to the following royalties: (i) 3.0% net smelter return royalty on Gold King Mine, (ii) 2.5% net profits interest on Gold King Mine, (iii) 2.0% net smelter return royalty on the Mayflower Group, (iv) 2.5% net profits interest in the Mayflower Group, and (v) a 2% net smelter royalty on the Gold King Mine. We have secured an option to purchase the first four of these royalties for $250,000, and we have the possibility to acquire the last royalty for $50,000. The option expires on November 21, 2008. If we acquire an ownership interest in the San Juan Properties by exercise of our Option Agreement, and we are successful in placing the property into production, we will be obligated to pay the royalty holders the percentages of the production and net profits disclosed above if we do not exercise our option to extinguish the royalties. Payment of these royalties will reduce our potential revenue. Further, as the documentation existing for many of these properties dates back to the late 19th century, there may be unknown encumbrances, including royalties, on these properties.

Weather interruptions in the San Juan County, Colorado area may delay or prevent exploration on the San Juan Properties

     The San Juan Properties are located in a mountainous, high alpine region of the Colorado Rocky Mountains. The area receives extreme winter conditions which delay or prevent exploration of the properties during the winter months.

Our industry is highly competitive, attractive mineral lands are scarce and we may not be able to obtain quality properties.

     We compete with many companies in the mining industry, including large, established mining companies with capabilities, personnel and financial resources that far exceed our limited resources. In addition, there is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in the United States, and other areas where we may conduct exploration activities. We are at a competitive disadvantage in acquiring mineral properties, since we compete with these larger individuals and companies, many of which have greater financial resources and larger technical staffs. Likewise, our competition extends to locating and employing competent personnel and contractors to prospect, develop and operate mining properties. Many of our competitors can offer attractive compensation packages that we may not be able to meet. Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

We depend on a limited number of personnel and the loss of any of these individuals could adversely affect our business.

     Our company is completely dependent on two persons, namely Todd C. Hennis, our President and Chief Executive Officer, and our Chief Financial Officer, Gary Schellenberg. As of August 31, 2007, Messrs. Hennis and Schellenberg were our only employees, and as such are responsible for all of our operations. The loss of either of these individuals would significantly and adversely affect our business. In addition, because Mr. Hennis and his corporation, San Juan Corp., are the current owners of our primary asset, the Option Agreement concerning the San Juan Properties, the loss of Mr. Hennis’ services and the loss of his knowledge regarding the optioned properties would be particularly detrimental to our operations. We have no life insurance on the life of any officer.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

     Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of economically feasible mineralization. Few properties that are explored are ultimately advanced to the stage of producing mines. We are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties such as, but not limited to:

  economically insufficient mineralized material;
  fluctuations in production costs that may make mining uneconomical;
  labor disputes;
  unanticipated variations in grade and other geologic problems;
  environmental hazards;
  water conditions;
  difficult surface or underground conditions;
  industrial accidents; personal injury, fire, flooding, cave-ins and landslides;
  metallurgical and other processing problems;
  mechanical and equipment performance problems; and
  decreases in revenues and reserves due to a lower gold and mineral prices.

     Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining property.

     Our operations, including our planned exploration activities on our optioned San Juan Properties, require permits from the state and federal governments. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of the San Juan Properties will be adversely affected.

We do not insure against all risks to which we may be subject in our planned operations.

     While we currently maintain insurance to insure against general commercial liability claims, our insurance will not cover all of the potential risks associated with our operations. For example, our current insurance policy associated with the inactive Pride of the West Mill is only in force if the mill is vacant and not in operation. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover the claims against such insurance. In addition, there are some risks which cannot be insured against, such as environmental damage. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

     Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ Stock Market, New York Stock Exchange or American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholders ability to buy and sell our stock.

     Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term accredited investor refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customers account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability or willingness of broker-dealers to trade our securities. We believe that the penny stock rules discourage broker-dealer and investor interest in, and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

     In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

A small number of existing shareholders own a significant portion of our common stock, which could limit other shareholders’ ability to influence the outcome of any shareholder vote.

     Our Chief Executive Officer beneficially owns approximately 40.8% of our common stock as of December 19, 2007. Under our articles of incorporation and the laws of the State of Nevada, the vote of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, our CEO will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our articles of incorporation or proposed mergers or other significant corporate transactions.

We have never paid a dividend on our common stock and we do not anticipate paying any in the foreseeable future.

     We have not paid a cash dividend on our common stock to date, and we do not intend to pay cash dividends in the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations. Notwithstanding, we will likely elect to retain any earnings, if any, to finance our growth. Future dividends may also be limited by bank loan agreements or other financing instruments that we may enter into in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors.

We have a potential conflict of interest with our President and Chief Executive Officer, Todd C. Hennis.

     Our primary asset is our Option Agreement with Todd C. Hennis and San Juan Corp., a Colorado corporation owned by Mr. Hennis. Under the Option Agreement we have a right to acquire various ownership interests in certain mining properties located in San Juan County, Colorado, all of which are currently owned by Mr. Hennis or San Juan Corp. In connection with the acquisition of the Option Agreement, we hired Mr. Hennis as our President and Chief Executive Officer pursuant to an employment agreement. See Item 1, “Description of Business,” for a discussion of the terms of the Option and Employment Agreements. Because there are continuing obligations under the Option Agreement, a dispute may arise between us and Mr. Hennis/San Juan Corp. Under Nevada Law, this continuing financial transaction with Mr. Hennis is proper so long as the fact of Mr. Hennis’ ongoing financial interest is known to our Board of Directors and our Board ratifies the ongoing transaction in good faith and by a vote sufficient for the purpose without counting the vote of Mr. Hennis.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

     Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. While our Board of Directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our ability to develop and produce gold or other precious metals from our optioned San Juan Properties, future business plans and strategies, the proposed acquisition of other companies, future revenue and the receipt of working capital and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

     In addition to the specific factors identified under “Risk Factors” above, other uncertainties that could affect the accuracy of forward-looking statements include:

  technological changes in the mining industry;
  our costs;
  changes in our business strategy;
  interpretation of drill hole results and the geology, grade and continuity of mineralization;
  the uncertainty of reserve estimates and timing of development expenditures; and
  commodity price fluctuations.

     This list, together with the factors identified above, is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward-looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

Prospective investors are urged not to put undue reliance on forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS

See Financial Statements beginning on page F-1.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As reported in our Current Report on Form 8-K as filed with the SEC on November 13, 2007, and as further supplemented in amendment filed on November 27, 2007, we dismissed Manning Elliott LLP, Chartered Accountants, and on November 8, 2007, and we engaged GHP Horwath, P.C. of Denver, Colorado, as our independent registered public accounting firm.  We had no disagreements with Manning Elliott LLP.

ITEM 8A. CONTROLS AND PROCEDURES

     (a)    We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

     As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

     In connection with their audit of our August 31, 2007, financial statements, our independent registered public accounting firm identified and reported to our board of directors a material weakness in our processes, procedures and controls related to the preparation, analysis and review of financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was related to a lack of accounting staff responsible for the authorization, processing, approval and reporting of transactions as well as the overall financial reporting process. This material weakness has caused delays in our financial reporting process and threatened our ability to make timely filings under the Exchange Act without undue risk of error. Our management agreed with these findings.

     Until June of 2007, our operations were very limited and we have a very limited number of employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process. This has caused delays in our financial reporting process. We are currently taking certain steps to correct these deficiencies by hiring experienced personnel and enhancing our reporting process in future. Enhancing our internal controls to correct these deficiencies will result in increased costs to us.

     Notwithstanding this material weakness, we believe that the financial statements included in this report fairly present, in all material respects, our financial position and results of operations as of and for the year ended August 31, 2007 and for the period from February 11, 2004 (date of inception) through August 31, 2007.

     (b) There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identify Directors and Executive Officers

     The directors named below were elected for one-year terms. Officers hold their positions at the discretion of the Board of Directors absent any employment agreements, none of which currently exist or are contemplated.

     The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

Name and Address	Age	First Became Director	Position(s)

Todd C. Hennis	48	June 2007	Director, President, CEO
10920 W. Alameda Ave.
Suite 207
Lakewood, CO 80226

Gary Schellenberg	49	February 2004	Director, CFO, VP Exploration
620-650 West Georgia St.
Vancouver, BC V6B 4N9

Eric Owens	51	July 2007	Director
100 Adelaide Street West, Suite 405
Toronto, Ontario M5H 1S3

Beverly Rich	56	July 2007	Director
1553 Greene St.
Silverton, CO 81433

TODD C. HENNIS, President, CEO and Director. Mr. Hennis has 24 years experience in the mining and metals business. He is president and owner of Salem Minerals, Inc. (1987-present), San Juan Corp. (1997-present), both private mining companies headquartered in Colorado. San Juan Corp. owns the Mogul Mine and the Gold King Mine, consisting of a large number of patented mining claims. Mr. Hennis is also owner and president of Gladstone Corp. (2003-present), a souvenir company, and The Gladstone Institute, Inc. (2004-present), an education/mining company. Mr. Hennis graduated from Harvard College in 1982 with honors in economics, with an emphasis on natural resource industries.

GARY SCHELLENBERG, CFO, VP Exploration and Director. Mr. Schellenberg has been a Director since February 11, 2004. Mr. Schellenberg commits approximately ten hours per-week of his time to Colorado Goldfield’s business. Mr. Schellenberg is active in three other public companies on the TSX Venture Exchange in Canada and one private company. The public companies that he is involved in include TNR Gold Corp., where he is a Director and President, positions he has held since August 1990, and responsible for overseeing all business operations; Argent Resources, Ltd., where he has been a Director since November 1997; and New World Resources Corp., where he has served as a Director since March 2003. Mr. Schellenberg is also the Founder, Director and President of Coast Mountain Geological Ltd., positions he has held since April 1987, where he is responsible for overseeing all business operations. During the last five years, Mr. Schellenberg was a Director and President of Secureview Systems, Inc. (formerly International Comstock Exploration Ltd.) from December 1997 to August 2003. At International Comstock, Mr. Schellenberg was responsible for overseeing all business operations. Mr. Schellenberg graduated from the University of British Columbia in 1981 with a B.Sc. in geology.

ERIC OWENS, Director. Dr. Owens is President, Treasurer and Director of Alexandria Minerals Corp. He has 23 years experience in the mineral exploration industry in North America, Mexico and Central America. Previously, he held positions with Newmont Mining, BHP Minerals, Phelps Dodge Corp. and Echo Bay Mines. Dr. Owens graduated from the University of Western Ontario in 1992 with a Ph.D. in geology and is a licensed Professional Geologist.

BEVERLY RICH, Director. Ms. Rich has been the Treasurer for San Juan County, Colorado since 1990. She also serves as the Democratic Party Chairperson for San Juan County, Colorado and is the Democratic Chairperson for the 6th Senatorial District in Colorado. She is also Chairperson for the San Juan County Historical Society, a board she has sat upon since 1980. She also serves on the board or is a member of the Red Mountain Task Force, San Juan Regional Planning Commission, Colorado County Treasurer’s Association, Colorado Public Trustee’s Association, National Historic Landmarks Stewards Association, Colorado Preservation, Inc., and the Silverton Chamber of Commerce. Ms. Rich graduated from Fort Lewis College in Durango, Colorado and is a Certified County Treasurer, certified by the Colorado County Treasurer’s Association and Colorado State University.

Significant Employees

We have no significant employees other than our executive officers.

Involvement in Certain Legal Proceedings

(1)	No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

(3)	No director has been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)	No director has been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have federal or state securities or commodities law, that has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

     To our knowledge, during the fiscal year ended August 31, 2007, based solely on a review of such materials as are required by the SEC, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, except that Gary Schellenberg failed to timely file a Form 4 for a sales transaction that occurred June 14, 2007.

Code of Ethics

     Colorado Goldfields has adopted a code of ethics that applies to all its executive officers and employees, including its CEO. Colorado Goldfields undertakes to provide any person, upon request, a copy of its code of ethics free of charge. Such a request may be made by contacting Mr. Schellenberg at (604) 687-7551.

ITEM 10. EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

     The following table summarizes all compensation recorded by us in the most recent fiscal year ended August 31, 2007 for our principal executive officer and chief financial officer. No officer or employee was paid in excess of $100,000 during the most recent fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension and Nonqualified Deferred Compensation Earnings ($)	All other Compen- sation ($)	Total ($)

Todd C.	2007	16,000	Nil	Nil	Nil	Nil	Nil	700	16,700
Hennis,
President,
CEO
Gary	2007	4,900	Nil	Nil	Nil	Nil	Nil	Nil	4,900
Schellenberg,	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
VP	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Exploration	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

     Mr. Schellenberg is employed with us on a part-time basis, and we have agreed to pay him at a rate of $700/day for his services to our company. We currently do not compensate our directors for their services, although we may adopt a compensation package.

Executive Employment Agreement

     We entered into an Executive Employment Agreement effective on June 17, 2007 with Mr. Hennis, whereby we employed him as our Chief Executive Officer and President, for a term of 18 months (subject to renewal) in consideration for, among other things: (i) a salary of $8,000 per month for the first six months, to be increased to not less than $8,500 per month thereafter; (ii) an automobile allowance of $350 per month, plus reimbursement for mileage at the IRS standard rate; (iii) certain employee benefits, including group health insurance, pension and profit sharing and other such benefits that we may elect to provide our other employees from time to time; and (iv) the agreement by us to grant of a stock option to purchase up to 600,000 shares of our common stock at an exercise price equal to the fair market value of our shares of common stock as of the date of grant pursuant to a stock option plan which we intend to adopt in the near future. See Item 1, “Description of Business,” for additional information regarding Mr. Hennis’ Employment Agreement.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

     We do not have any equity compensation plans in effect. However, pursuant to his employment agreement, we have agreed to grant our President and Chief Executive Officer, Todd C. Hennis, an option to purchase up to 600,000 shares of our common stock. We have also verbally agreed to grant our Chief Financial Officer, Gary Schellenberg, an option to purchase up to 500,000 shares. Finally, we have hired an exploration manager who is scheduled to start work for us in February, 2008 and to whom we have verbally agreed to grant an option to purchase 400,000 shares of our common stock, with such option to vest over a three year period. All of the options would be exercisable at a price equal to the fair market value of our stock as of the date of grant. We intend to adopt a formal stock option plan in the near future and grant these options.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 1, 2007. As of December 1, 2007, there were 1,185,000,000 shares of our common stock authorized and 88,085,000 shares outstanding.

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address of	Amount and Nature of	Percentage of Common
	Beneficial Owner	Beneficial Ownership	Stock
Common Stock	Todd C. Hennis	39,500,000(1)	40.8%

(1) All shares are owned directly. The indicated person does not have the right to acquire any shares, within sixty days, from options, warrants, rights, conversion privileges or similar obligations.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

     On January 5, 2007, we borrowed $10,000 from Gary Schellenberg, our Chief Financial Officer and Vice President. In connection with the debt, we issued an unsecured, non-interest bearing demand promissory note. Payment demand was made and we repaid the entire debt in July 2007.

     On June 17, 2007, pursuant to a written agreement of that day, Mr. Hennis and San Juan Corp. (the Optionors), which is wholly-owned by Mr. Hennis, entered into an Option Agreement whereby Mr. Hennis and San Juan granted us an exclusive option to acquire up to an undivided 80% mineral interest in and to certain mining properties and claims located in San Juan County, Colorado that they own. In connection with the Option Agreement, we also entered into a Surface Rights Agreement with the Optionors whereby we were granted a right-of-way to enter upon the San Juan Properties to perform mining exploration activities while the Option Agreement is in good standing. Under the Surface Rights Agreement, among other things, we are required to perform restoration and reclamation on the San Juan Properties, reimburse the Optionors for all property taxes on the San Juan Properties and indemnify the Optionors for losses they may incur due to our activities.

     On June 17, 2007, in connection with the Option Agreement, we entered into an Executive Employment Agreement with Mr. Hennis whereby Mr. Hennis became our President and CEO and a member of our Board of Directors. Further, on June 14, 2007, Mr. Hennis purchased 2,500,000 shares (39,500,00 shares post-splits) of our common stock from Gary Schellenberg, representing 44.8% of the outstanding common stock of the Company at the time of this related transaction. See Item 1, “Description of Business,” for a discussion of the terms of the Option, Surface Rights and Employment Agreements.

     During the year ended August 31, 2007, we recognized a total of $4,500 (2006 - $6,000) for donated services at $500 per month and $2,250 (2006 - $3,000) for donated rent at $250 per month provided by Gary Schellenberg, our CFO and director.

     During the year ended August 31, 2007, we incurred $6,377 to affiliated companies, which are owned by Mr. Hennis for legal fees and mineral and exploration costs.

Director Independence

     Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): Eric Owens and Beverly Rich.

Board Meetings

     During most of the fiscal year ended August 31, 2007, we had one director, Gary Schellenberg, due to the fact that our company had limited operations and our efforts centered towards searching for suitable mining properties. Thus, no formal Board meetings were held during the fiscal year ended August 31, 2007, and Board actions were taken by written consent. As we added Mr. Hennis to the Board in June of 2007, and recently added two independent Board members, Owens and Rich. We anticipate more formal Board meetings for fiscal year 2008.

Audit, Compensation and Nominating Committees

     As noted above, our common stock is listed on the OTC Bulletin Board, which does not require companies to maintain audit, compensation or nominating committees. Until recently, we have had limited operations and were managed by a sole director who also acted as our sole employee. Considering the foregoing and the fact that we are an early stage exploration company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors. With the recent addition of Hennis and two independent Board members, Owens and Rich, the Company intends to form formal committees during fiscal year 2008.

     Although there is no formal process in place regarding the consideration of any director candidates recommended by security holders, our Board of Directors will consider a director candidate proposed by a shareholder. A candidate must be highly qualified in terms of business experience and be both willing and expressly interested in serving on the Board. A shareholder wishing to propose a candidate for the Board’s consideration should forward the candidate’s name and information about the candidate’s qualifications to Colorado Goldfields Inc., Board of Directors, 10920 West Alameda Avenue, Suite 207, Lakewood, Colorado 80226, Attn.: Todd C. Hennis, CEO. Submissions must include sufficient biographical information concerning the recommended individual, including age, employment history for at least the past five years indicating employer’s names and description of the employer’s business, educational background and any other biographical information that would assist the Board in determining the qualifications of the individual. The Board will consider recommendations received by a date not later than 120 calendar days before the date our proxy statement was released to shareholders in connection with the prior year’s annual meeting for nomination at that annual meeting. The Board will consider nominations received beyond that date at the annual meeting subsequent to the next annual meeting.

     The Board evaluates nominees for directors recommended by shareholders in the same manner in which it evaluates other nominees for directors. Minimum qualifications include the factors discussed above.

Shareholder Communications

     We do not have a formal shareholder communications process. Shareholders are welcome to communicate with the Company by forwarding correspondence to Colorado Goldfields Inc., Board of Directors, 10920 West Alameda Avenue, Suite 207 Lakewood, Colorado 80226, Attn.: Todd C. Hennis, CEO and Director.

ITEM 13. EXHIBITS

The following exhibits are filed with or incorporated by referenced in this report:

EXHIBITS TO FORM 10-KSB

Exhibit
Number	Description

3.1	Articles of Incorporation[1]
3.2	By-Laws[1]
10.1	Property Agreement between Jaroslav Rusa and Garpa Resources, Inc., dated March 7, 2005[1]
10.2	Trust Agreement between Garpa Resources, Inc., and Gary Schellenberg, dated March 7, 2005[1]
10.3	Option Agreement, Gold King, Mayflower and Mogul Properties, between San Juan Corp., Todd C. Hennis, and Garpa Resources, Inc., dated June 17, 2007[3]
10.4	Executive Employment Agreement between Garpa Resources, Inc. and Todd C. Hennis, dated June 17, 2007[4]
10.5	Purchase and Sale Agreement between Tusco Incorporated and Garpa Resources, Inc. dated June 13, 2007[5]
10.6	Amendment to Option Agreement between San Juan Corp., Todd C. Hennis, and Colorado Goldfields, Inc. (fka Garpa Resources, Inc.), dated November 8, 2007[8]
10.7	Form of Private Placement Subscription Agreement (Offshore Subscribers)[9]
10.8	Form of Private Placement Subscription Agreement (U.S. Subscribers)[10]
14	Financial Code of Ethics[1]
16.1	Letter on change in certifying accountant from Manning Elliot LLP, dated November 26, 2007[12]
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gary Schellenberg.*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis and Gary Schellenberg*
35	Articles of Merger between Colorado Goldfields, Inc. (surviving entity) and Garpa Resources, Inc., effective June 18, 2007[2]
99	Certificate of Change Pursuant to NRS 78.209, effective June 18, 2007[2]
99.1	News Release, “Colorado Goldfields Inc. Announces Private Placement,” dated August 24, 2007[6]
99.2	Certificate of Change Pursuant to NRS 78.209, effective October 29, 2007[7]
99.3	News Release “Colorado Goldfields Inc. Closes $3,284,475 Private Placement,” dated November 20, 2007[11]

(1)	Filed with Registration Statement of Form SB-2, filed on November 21, 2005 (Registration Statement No. 333-129841) and incorporated herein by reference.
(2)	Filed with Form 8-K dated June 20, 2007, and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to Form 8-K dated June 26, 2007, and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 to Form 8-K dated June 26, 2007, and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to Form 8-K/A dated June 28, 2007, and incorporated herein by reference.
(6)	Filed with Form 8-K dated August 30, 2007, and incorporated herein by reference.
(7)	Filed as Exhibit 99.1 to Form 8-K dated November 2, 2007, and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to Form 8-K dated November 13, 2007, and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to Form 8-K dated November 15, 2007, and incorporated herein by reference.
(10)	Filed as Exhibit 10.2 to Form 8-K dated November 15, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 99.1 to Form 8-K dated November 21, 2007, and incorporated herein by reference.
(12)	Filed with Form 8-K/A dated November 27, 2007, and incorporated herein by reference.

* Filed herewith.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Related Fees

     The aggregate fees billed and expected to be billed for each of the last two fiscal years for professional services rendered by our independent registered accounting firm for our audit of annual financial statements and for review of financial statements included in our Quarterly Reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007 - $18,000 – GHP Horwath, P.C. 2007 - $10,551 - Manning Elliot - Chartered Accountants 2006 - $8,570 - Manning Elliot - Chartered Accountants

Audit-Related Fees

     There were no fees for the years ended August 31, 2007 and 2006, for assurance and related services by our independent registered accounting firm that were reasonably related to audit or review of our financial statements not reported under “Audit Fees” listed above.

Tax Fees

     There were no fees billed in each of the last two fiscal years for professional services rendered by our independent registered accounting firm for tax compliance, tax advice and tax planning.

All Other Fees

     There were no other fees billed in each of the last two fiscal years for other products and services provided by our independent registered accounting firm.

Audit Committee’s Pre-Approval Policies and Procedures

     As discussed in Item 12 of this Report, we do not maintain an audit committee. Audit Committee functions are performed by the entire Board of Directors and all accounting related activities are approved prior to the performance of any services by our independent registered accounting firm.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLORADO GOLDFIELDS INC.

/s/ Todd C. Hennis
Dated: December 26, 2007	By: Todd C. Hennis, President
and Chief Executive Officer

/s/ Gary Schellenberg
Dated: December 26, 2007	By: Gary Schellenberg, Chief Financial Officer,
Principal Accounting Officer and Vice President

     In acrdance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Todd C. Hennis	President & Chief Executive Officer	Dated: December 26, 2007
Todd C. Hennis

/s/ Gary Schellenberg	Vice President, Chief Financial Officer & Director	Dated: December 26, 2007
Gary Schellenberg

/s/ Beverly Rich	Director	Dated: December 26, 2007
Beverly Rich

/s/ Eric Owens	Director	Dated: December 26, 2007
Eric Owens

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Colorado Goldfields Inc.

We have audited the accompanying balance sheet of Colorado Goldfields Inc. (an Exploration Stage Company) as of August 31, 2007, and the related statements of operations, cash flows and stockholders’ deficit for the year ended August 31, 2007, and for the period from February 11, 2004 (inception) through August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Goldfields Inc. as of August 31, 2007, and the results of its operations and cash flows for the year ended August 31, 2007, and for the period from February 11, 2004 (inception) through August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $300,193 for the year ended August 31, 2007, and a deficit accumulated during the exploration stage of $377,558 for the period from February 11, 2004 (inception) through August 31, 2007. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C. Denver, Colorado December 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Colorado Goldfields Inc. (formerly Garpa Resources Inc.) (An Exploration Stage Company)

We have audited the balance sheet of Colorado Goldfields Inc. (formerly Garpa Resources Inc.)(An Exploration Stage Company) as of August 31, 2006 and the related statements of operations, cash flows and stockholders’ equity for the year then ended and accumulated from February 11, 2004 (Date of Inception) to August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Goldfields Inc. (formerly Garpa Resources Inc.) (An Exploration Stage Company) as of August 31, 2006, and the results of its operations and its cash flows for the year then ended and accumulated from February 11, 2004 (Date of Inception) to August 31, 2006, in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS Vancouver, Canada November 16, 2006

COLORADO GOLDFIELDS INC.
Formerly Garpa Resources, Inc. (An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	August 31, 2007	August 31, 2006
ASSETS
Current Assets
Cash	$22,046	$9,284
Restricted cash (Note 3)	19,965	-
Prepaid expenses	6,739	-
Total Current Assets	48,750	9,284

Non-Current Assets
Land and building (Note 7)	1,400,677	-
Other	14,120	-
Total Non-Current Assets	1,414,797	-
Total Assets	$1,463,547	$9,284

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable (Note 6)	$76,446	$2,458
Accrued liabilities	28,426	5,441
Advances payable (Note 4)	400,733	-
Note payable (Note 4)	100,000	-
Total Current Liabilities	605,605	7,899

Non-Current Liabilities
Long-term debt (Note 7)	650,000	-
Asset retirement obligation (Note 7)	500,000	-
Total Non-Current Liabilities	1,150,000	-
Total Liabilities	1,755,605	7,899

Contingencies and Commitments (Notes 4, 6, 7, 9 and 10)

Stockholders' Deficit
Common stock, 1,185,000,000 shares authorized; $0.001
par value; 88,085,000 shares issued and outstanding	56,250	56,250
Donated capital	29,250	22,500
Equity (deficit) accumulated during the exploration stage	(377,558)	(77,365)
Total Stockholders' Equity (Deficit)	(292,058)	1,385
Total Liabilities and Stockholders' Equity (Deficit)	$1,463,547	$9,284

COLORADO GOLDFIELDS INC.
Formerly Garpa Resources, Inc. (An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Accumulated from February 11, 2004 (Date of Inception) to August 31, 2007
	For the Year Ended August 31, 2007	For the Year Ended August 31, 2006

Revenue	$-	$-	$-

Other (income) expense
Other income	(1,048)	-	(1,048)
Donated rent (Note 6)	2,250	3,000	9,750
Donated services ( Note 6)	4,500	6,000	19,500
General and administrative	62,948	1,059	64,448
Mineral property and exploration costs	93,862	12,564	128,952
Professional fees	126,547	13,525	144,822
Interest expense	11,134	-	11,134
Net Loss	$(300,193)	$(36,148)	$(377,558)
Net Loss Per Share - Basic and Diluted	*	*
Weighted Average Shares Outstanding	88,085,000	88,085,000

*Amount is less than $(0.01) per share.

COLORADO GOLDFIELDS INC.
Formerly Garpa Resources, Inc. (An Exploration Stage Company)
Statements of Stockholders Equity (Deficit)
From February 11, 2004 (Date at Inception) to August 31, 2007
(Expressed in US Dollars)

				Deficit Accumulated During the Exploration Stage		Total Stockholders' Equity (Deficit)
	Common Stock
	Shares		Donated Capital
		Amount
Balances - February 11, 2004 (Date of
inception)	-	$-	$-	$-	$
Issuance of common stock for cash	39,500,000	2,500	-	-		2,500
Donated services and rent	-	-	4,500	-		4,500
Net loss	-	-	-	(5,898)		(5,898)

Balances – August 31, 2004	39,500,000	2,500	4,500	(5,898)		1,102
Issuance of common stock for cash	48,585,000	53,750	-	-		53,750
Donated services and rent	-	-	9,000	-		9,000
Net loss	-	-	-	(35,319)		(35,319)

Balances – August 31, 2005	88,085,000	56,250	13,500	(41,217)		28,533
Donated services and rent (Note 6)	-	-	9,000	-		9,000
Net loss	-	-	-	(36,148)		(36,148)

Balances – August 31, 2006	88,085,000	56,250	22,500	(77,365)		1,385
Donated services and rent (Note 6)	-	-	6,750	-		6,750
Net loss	-	-	-	(300,193)		(300,193)

Balances – August 31, 2007	88,085,000	$56,250	$29,250	$(377,558)		$(292,058)

COLORADO GOLDFIELDS INC.
Formerly Garpa Resources, Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	For the Year Ended August 31, 2007		Accumulated from February 11, 2004 (Date of Inception) to August 31, 2007
		For the Year
		Ended
		August 31, 2006

Cash Flows From in Operating Activities:
Net loss	$(300,193)	$(36,148)	$(377,558)
Adjustments to reconcile net loss to cash used in
operating activities:
Donated services and rent	6,750	9,000	29,250

Change in operating assets and liabilities:
Increase in restricted cash	(19,965)	-	(19,965)
Increase in prepaid expenses	(6,739)	-	(6,739)
Increase in accounts payable	73,988	2,432	76,446
Increase in accrued liabilities	22,985	691	28,426
Increase in other assets	(14,120)	-	(14,120)
Net cash used in operating activities	(237,294)	(24,025)	(284,260)
Cash Flows From Investing Activities:
Acquisition of land and building	(250,677)	-	(250,677)

Net cash used in investing activities	(250,677)	-	(250,677)

Cash Flows From Financing Activities:
Advances received	405,733	-	405,733
Repayment of advances	(5,000)		(5,000)
Advances from related party	10,000	52	10,052
Repayment of advances from related party	(10,000)		(10,052)
Proceeds from note payable	100,000	-	100,000
Proceeds from issuance of common stock	-	-	56,250

Net cash provided by financing activities	500,733	52	556,983
Increase (Decrease) in Cash	12,762	(23,973)	22,046
Cash - Beginning of Period	9,284	33,257	-

Cash - End of Period	$22,046	$9,284	$22,046

Supplemental Disclosures:
Interest paid	$7,583	$-	$7,583
Income taxes paid	$-	$-	$-
Non-cash investing and financing activities:
Acquisition of land and building:
Cash paid	$250,677	$-	$250,677
Mortgage note given to seller	650,000	-	650,000
Asset retirement obligation assumed	500,000	-	500,000
Assets acquired	$1,400,677	$-	$1,400,677

COLORADO GOLDFIELDS INC.
Formerly Garpa Resources, Inc. (An Exploration Stage Company)
Notes to the Financial Statements

1.	Organization, Nature of Business, Going Concern and Management’s Plans

Organization and Nature of Business:

The Company was incorporated in the State of Nevada on February 11, 2004, under the name of Garpa Resources, Inc. On June 18, 2007, the Company changed its name to Colorado Goldfields Inc. (the “Company”). The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether the properties it intends to acquire contain mineral reserves that are economically recoverable.

Going Concern and Management’s Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a deficit in working capital of $556,855 at August 31, 2007, incurred a net loss of $300,193 for the year ended August 31, 2007, and a deficit accumulated during the exploration stage of $377,558 for the period from February 11, 2004 (inception) through August 31, 2007. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As discussed further in Note 9, on November 20, 2007, the Company received $3,284,475 from equity financings which management believes will enable the Company to commence mining exploration activities on properties in San Juan County, Colorado, and fund its operations through most of the fiscal year ended August 31, 2008.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.	Summary of Significant Account Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars. The Company’s fiscal year-end is August 31.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.	Summary of Significant Account Policies (continued)

	c)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive. The Company did not have any dilutive securities outstanding for the years ended August 31, 2007 and 2006.

	d)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income (loss), its components, and accumulated balances. For the periods presented there were no differences between net loss and comprehensive loss.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Mineral Property and Exploration Costs

The Company has been in the exploration stage since its formation on February 11, 2004, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of- production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management believes no impairment exists as of August 31, 2007.

2.	Summary of Significant Account Policies (continued)

	h)	Financial Instruments

The fair values of financial instruments, which include cash, restricted cash, accounts payable, advances and a note payable were estimated to approximately their carrying value due to the immediate or short-term maturity of these financial instruments. The fair value of amounts due to related parties is not practicable to estimate due to the related party nature of the underlying transactions.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes”. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses in future years.

	j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency transactions or balances are included in the determination of income. Foreign currency transactions have in the past been primarily undertaken in Canadian dollars. The effects of foreign currency translation and transactions is not material.

	k)	Property Retirement Obligation

SFAS 143, “Accounting for Asset Retirement Obligations,” requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Accretion expense is recorded in each subsequent period to recognize the changes in the liability resulting from the passage of time. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the related long-lived asset.

	l)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

2. Summary of Significant Account Policies (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. In November 2007, the FASB announced that it would defer the effective date of SFAS 157 for one year for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty In Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

3.	Restricted Cash

During the year ended August 31, 2007, the Company prepaid $19,965 of outstanding fees and disbursements with respect to the promissory note as disclosed in Note 4. This amount, which was held in escrow by the Company’s legal representative, was ultimately used to repay the aforementioned promissory note in November 2007.

4.	Note and Advances Payable

On May 15, 2007, the Company issued a promissory note to an unrelated third party in exchange for cash proceeds of $100,000. Under the terms of the promissory note, interest is accrued at 12% per annum and is payable quarterly on March 31, June 30, September 30, and December 31 of each year. The promissory note is secured by property and equipment and is due on November 30, 2007. The promissory note, including all principal and interest totaling $106,267 was repaid in November 2007. In addition, through August 2007, the Company received a total of $400,733 in unsecured non-interest bearing advances from an unrelated third party. The advances were repaid in November 2007. The note and advances payable were repaid from the proceeds of the private placement described in Note 9.

5.	Common Stock

On June 18, 2007, the Company effected a 7.9 for 1 forward stock split of the authorized, issued and outstanding stock. As a result, the authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 592,500,000 shares of common stock with a par value of $0.001. The issued and outstanding common shares increased from 5,575,000 shares to 44,042,500 shares. All share amounts have been retroactively adjusted for all periods presented. Refer to Note 9.

6.	Related Party Transactions

	a)	During the year ended August 31, 2007, the Company recognized a total of $4,500 (2006 - $6,000) for donated services at $500 per month and $2,250 (2006 - $3,000) for donated rent at $250 per month provided by an officer and director of the Company.

	b)	On January 5, 2007, the Company issued a demand promissory note in exchange for cash proceeds of $10,000 to an officer and director of the Company. The note was unsecured, non-interest bearing, due on demand, and repaid in July 2007.

	c)	On June 17, 2007, the Company entered into an executive employment agreement with Mr. Todd C. Hennis (“Hennis”), whereby the Company agreed to employ Hennis as Chief Executive Officer and President for the term of 18 months ending December 17, 2008, in consideration for: (1) monthly salary of $8,000 per month for the first six months, to be increased to not less than $8,500 per month thereafter; (2) monthly automobile allowance of $350 per month, plus reimbursement for mileage at the IRS standard rate; (3) certain employee benefits, including group health insurance, pension and profit sharing and other benefits elected; (4) and the agreement by the Company to grant a stock option to purchase up to 600,000 shares of common stock at an exercise price equal to the fair market value of the common shares as of the date of grant pursuant to a stock option plan. The Company has not yet obtained the necessary approvals to grant the options as outlined under the agreement.

	d)	The Company has also verbally agreed to grant our CFO, Gary Schellenberg, an option to purchase up to 500,000 shares. In addition, the Company has hired an exploration manager who is scheduled to start work in February, 2008 and to whom the Company verbally agreed to grant an option to purchase 400,000 shares of common stock, with such option to vest over a three year period. All of the options would be exercisable at a price equal to the fair market value as of the date of grant.

	e)	On June 17, 2007, the former President of the Company entered into a stock purchase agreement (the “Agreement”) with Hennis, whereby the former President of the Company agreed to sell, and Hennis agreed to purchase, 2,500,000 (19,750,000 after the 7.9 for 1 forward split described in Note 5 and 39,500,000 shares after the 2 for 1 forward split described in Note 9) common shares of the Company for the consideration of $2,500. The transaction resulted in a change of control in the Company.

	f)	Accounts payable at August 31, 2007, include $6,377 due to affiliated companies for legal fees and mineral property and exploration costs.
7.	Mineral Properties

	a)	The Company entered into an agreement dated March 7, 2005, to acquire a 100% interest in two Red Lake Mining Division Mining Claims located South of Otter Lake, Ontario, Canada, in consideration for $10,000. The claims were registered in the name of the former President of the Company, who executed a trust agreement whereby the former President agreed to hold the claims in trust on behalf of the Company. During the year ended August 31, 2007, the Company incurred $2,097 of mineral exploration costs in relation to the mining claims before abandoning them by August 31, 2007.

	b)	On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”), an inactive mining mill, located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller which is secured by the Mill bearing interest at 7% per year with interest only payable monthly for two years, with all unpaid principal due June 29, 2009. Through August 31, 2007, there were no significant changes to the retirement obligation and accretion expense was not significant.

7. Mineral Properties (continued)

In connection with the acquisition of the Mill, the Company is further obligated to replace a bond that the seller has on deposit with the Colorado Division of Reclamation, Mining, and Safety. In December 2007 or early January 2008, the Company is planning to replace the bond for approximately $317,000.

c)	On June 17, 2007, the Company entered into an option agreement, amended November 8, 2007, among the Company as optionee, Hennis and San Juan Corp., a company controlled by Hennis, as optionors, whereby the Company was granted the exclusive right and option to acquire an 80% undivided right, title and interest in certain properties located in San Juan County, Colorado, which option is to be exercised by the Company in stages as follows:

	(i)	an undivided 40% interest in the properties is to vest upon the Company incurring expenditures of not less than $6,000,000 on the properties within five years from the date of the option agreement;

	(ii)	an additional undivided 20% interest in the properties is to vest upon: (a) the Company incurring additional expenditures of not less than $3,500,000 on the properties within 7.5 years from the date of the option agreement, and (b) the issuance by the Company, subject to compliance with applicable securities laws, of 10,000,000 shares (adjusted for stock splits) of the Company’s common stock; and

	(iii)	an additional undivided 20% interest in the properties is to vest upon: (a) the Company incurring additional expenditures of not less than $3,500,000 on the properties within 10 years from the date of the option agreement, and (b) the issuance by the Company, subject to compliance with applicable securities laws, of 10,000,000 shares (adjusted for stock splits) of the Company’s common stock.

In addition, in order to keep the option in good standing, the Company must make payments to the optionors as follows:

	(i)	a cash payment of $50,000 within 30 days from the date of the option agreement (which was paid by the Company in August, 2007 and recorded as expense);

	(ii)	a cash payment of $100,000 within one year from the date of the option agreement;

	(iii)	a cash payment of $200,000 within two years from the date of the option agreement; and

	(iv)	100 troy ounces of gold contained in gold ore, or the cash equivalent thereof, within three years of the date of the option agreement, and annually thereafter up to and including the 10th year from the date of the option agreement, which payments shall only be made if the Company successfully operates the Mill during any part of the year in which payment is due. The Mill is currently non-operational.

Pursuant to the option agreement, the Company: (i) has been appointed as the initial operator on the properties, with certain rights and obligations as described in the option agreement; and (ii) has executed and entered into an employment agreement with Mr. Hennis, as described in Note 6(c):

The option agreement: (i) will terminate in the event the Company fails to make any of the payments required to maintain the option in good standing; and (ii) notwithstanding anything else in the option agreement, may be terminated by the Company within 18 months from date of the option agreement by providing 10 days’ written notice to the optionors.

8. Income Taxes

The components of the Company’s deferred tax asset as of August 31, 2007, is as follows:

Net operating losses	$377,558
Statutory tax rate	35%
Deferred tax asset	132,145
Valuation allowance	(132,145)
Net deferred tax asset	$-

As described in Note 6, on June 17, 2007, a change in control occurred which may substantially limit utilization of net operating losses incurred prior to that date. The net operating loss above expires through August 31, 2028.

Deferred income tax reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company provided a valuation allowance of 100% of its deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

9. Subsequent Events

On October 29, 2007, the Company split its stock on a 2 for 1 basis. As a result, the Company’s authorized capital increased from 592,500,000 shares of common stock with a par value of $0.001 per share to 1,185,000,000 shares of common stock with a par value of $0.001 per share. All share and per share information included in the accompanying financial statements for all periods presented have been adjusted to retroactively reflect the stock split.

On November 20, 2007, the Company issued a total of 8,758,600 post-split common shares at a price of US $0.375 per post-split common share under a private placement for cash proceeds of $3,284,475. Each common share was issued with one non-transferable share purchase warrant. Each warrant entitles the holder thereof to purchase an additional common share at a price of $0.50 per post-split share until the close of business on November 14, 2009.  The Company agreed to pay a finders’ fee of $250,000 to an unrelated third party in connection with this private placement. The private placement provides for certain registration rights whereby the Company could incur penalties if a registration statement is not filed or declared effective by the SEC on a timely basis pursuant to the registration rights agreement. Under the agreement, the penalties are not to exceed 15% of the purchase price.

A portion of the proceeds have been used to pay down certain loans and advances payable. Management expects the balance of the proceeds will be used for exploration and development of the Company’s San Juan County, Colorado mining properties, working capital and general corporate purposes, and the acquisition of additional mineral properties.

10. Litigation

The Company is involved in various clams and legal actions arising in the ordinary course of business. Although unable to estimate minimum costs, if any, in the opinion of management, the ultimate disposition of these matters will likely not have a material adverse impact either individually or in the aggregate on future results of operations, financial position or cash flows of the Company.

EXHIBITS TO FORM 10-KSB

Exhibit
Number	Description

3.1	Articles of Incorporation[1]
3.2	By-Laws[1]
10.1	Property Agreement between Jaroslav Rusa and Garpa Resources, Inc., dated March 7, 2005[1]
10.2	Trust Agreement between Garpa Resources, Inc., and Gary Schellenberg, dated March 7, 2005[1]
10.3	Option Agreement, Gold King, Mayflower and Mogul Properties, between San Juan Corp., Todd C. Hennis, and Garpa Resources, Inc., dated June 17, 2007[3]
10.4	Executive Employment Agreement between Garpa Resources, Inc. and Todd C. Hennis, dated June 17, 2007[4]
10.5	Purchase and Sale Agreement between Tusco Incorporated and Garpa Resources, Inc. dated June 13, 2007[5]
10.6	Amendment to Option Agreement between San Juan Corp., Todd C. Hennis, and Colorado Goldfields, Inc. (fka Garpa Resources, Inc.), dated November 8, 2007[8]
10.7	Form of Private Placement Subscription Agreement (Offshore Subscribers)[9]
10.8	Form of Private Placement Subscription Agreement (U.S. Subscribers)[10]
14	Financial Code of Ethics[1]
16.1	Letter on change in certifying accountant from Manning Elliot LLP, dated November 26, 2007[12]
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gary Schellenberg.*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis and Gary Schellenberg*
35	Articles of Merger between Colorado Goldfields, Inc. (surviving entity) and Garpa Resources, Inc., effective June 18, 2007[2]
99	Certificate of Change Pursuant to NRS 78.209, effective June 18, 2007[2]
99.1	News Release, “Colorado Goldfields Inc. Announces Private Placement,” dated August 24, 2007[6]
99.2	Certificate of Change Pursuant to NRS 78.209, effective October 29, 2007[7]
99.3	News Release “Colorado Goldfields Inc. Closes $3,284,475 Private Placement,” dated November 20, 2007[11]

(1)	Filed with Registration Statement of Form SB-2, filed on November 21, 2005 (Registration Statement No. 333-129841) and incorporated herein by reference.
(2)	Filed with Form 8-K dated June 20, 2007, and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to Form 8-K dated June 26, 2007, and incorporated herein by reference.
(4)	Filed as Exhibit 10.2 to Form 8-K dated June 26, 2007, and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to Form 8-K/A dated June 28, 2007, and incorporated herein by reference.
(6)	Filed with Form 8-K dated August 30, 2007, and incorporated herein by reference.
(7)	Filed as Exhibit 99.1 to Form 8-K dated November 2, 2007, and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to Form 8-K dated November 13, 2007, and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to Form 8-K dated November 15, 2007, and incorporated herein by reference.
(10)	Filed as Exhibit 10.2 to Form 8-K dated November 15, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 99.1 to Form 8-K dated November 21, 2007, and incorporated herein by reference.
(12)	Filed with Form 8-K/A dated November 27, 2007, and incorporated herein by reference.

* Filed herewith.