Form 10QSB
period 2007-11-30
COLORADO GOLDFIELDS INC.
filed 2008-01-14
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
303-984-5324
(Issuer’s telephone number, including area code)
N/A
(Former Name, Former Address if Changed Since last Report)
Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of January 11, 2008, there were 96,843,600 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

COLORADO GOLDFIELDS INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED NOVEMBER 30, 2007

PART I. Financial Information
Item 1 Financial Statements
Balance Sheets — November 30, 2007 (Unaudited) and August 31, 2007	1
Unaudited Statements of Operations — For the Three Months Ended November 30, 2007 and 2006 and from February 11, 2004 (Date of Inception) to November 30, 2007	2
Unaudited Statements of Cash Flows — For the Thee Months Ended November 30, 2007 and 2006 and from February 11, 2004 (Date of Inception) to November 30, 2007	3
Unaudited Statements of Stockholders’ Equity — for the Three Months Ended November 30, 2007 and 2006 and from February 11, 2004 (Date of Inception) to November 30, 2007	5
Notes to Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	10
Item 3. Controls and Procedures	14

PART II. Other Information
Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

CERTIFICATIONS
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Colorado Goldfields Inc.
(Formerly Garpa Resources, Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30,	August 31,
	2007	2007
	(unaudited)
ASSETS
Current Assets
Cash	$1,473,350	$22,046
Restricted cash (Note 3)	—	19,965
Stock subscriptions receivable (Note 5)	831,225	—
Prepaid expenses	29,332	6,739

Total Current Assets	2,333,907	48,750

Non-Current Assets
Property, plant and equipment (Note 7)	1,536,340	1,400,677
Other	26,817	14,120

Total Non-Current Assets	1,563,157	1,414,797

Total Assets	$3,897,064	$1,463,547

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable (Note 6)	$60,305	$76,446
Accrued liabilities	304,944	28,426
Advances payable (Note 4)	—	400,733
Note payable (Note 4)	—	100,000

Total Current Liabilities	365,249	605,605

Non-Current Liabilities
Long-term debt (Note 7)	650,000	650,000
Asset retirement obligation (Note 7)	500,000	500,000

Total Non-Current Liabilities	1,150,000	1,150,000

Total Liabilities	1,515,249	1,755,605

Contingencies and Commitments (Notes 4, 5, 6, 7, 8 and 9)

Stockholders’ Equity (Deficit)
Common stock, 1,185,000,000 shares authorized, $0.001 par value; 96,843,600 and 88,085,000 shares issued and outstanding	3,055,266	56,250
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(702,701)	(377,558)

Total Stockholders’ Equity (Deficit)	2,381,815	(292,058)

Total Liabilities and Stockholders’ Equity	$3,897,064	$1,463,547

(The Accompanying Notes are an Integral Part of These Financial Statements)

Colorado Goldfields Inc.
(Formerly Garpa Resources, Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the Three	For the Three	Accumulated from
	Months	Months	February 11, 2004
	Ended	Ended	(Date of Inception) to
	November 30,	November 30,	November 30,
	2007	2006	2007
Revenue	$—	$—	$—

Other (income) expense
Other income	—	—	(1,048)
Donated rent (Note 6)	—	750	9,750
Donated services (Note 6)	—	1,500	19,500
General and administrative	81,524	(14)	145,972
Mineral property and exploration costs	177,150	4,247	306,102
Professional fees	52,378	9,320	197,200
Interest expense	14,091	—	25,225

Net Loss	$(325,143)	$(15,803)	$(702,701)

Net Loss Per Share — Basic and Diluted	*	*

Weighted Average Shares Outstanding	89,047,484	88,085,000

*	Amount is less than $(0.01) per share.
(The Accompanying Notes are an Integral Part of These Financial Statements)

Colorado Goldfields Inc.
(Formerly Garpa Resources, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the Three	For the Three	Accumulated from
	Months	Months	February 11, 2004
	Ended	Ended	(Date of Inception) to
	November 30,	November 30,	November 30,
	2007	2006	2007

Cash Flows From Operating Activities:

Net loss	$(325,143)	$(15,803)	$(702,701)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	—	2,250	29,250

Change in operating assets and liabilities:
Decrease in restricted cash	19,965	—	—
Increase in prepaid expenses	(22,593)	—	(29,332)
Increase in other assets	(12,697)	—	(26,817)
(Decrease) increase in accounts payable	(16,141)	8,342	60,305
Increase in accrued liabilities	26,518	—	54,944

Net cash used in operating activities	(330,091)	(5,211)	(614,351)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(135,663)	—	(386,340)

Net cash used in investing activities	(135,663)	—	(386,340)

Cash Flows From Financing Activities:
Advances received	—	—	405,733
Repayment of advances	(400,733)	—	(405,733)
Advances from related party	—	—	10,052
Repayment of advances from related party	—	—	(10,052)
Proceeds from note payable	—	5,000	100,000
Repayment of note payable	(100,000)	—	(100,000)
Net proceeds from issuance of common stock	2,417,791	—	2,474,041

Net cash provided by financing activities	1,917,058	5,000	2,474,041

(Continued)

Colorado Goldfields Inc.
(Formerly Garpa Resources, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows (cont.)
(Expressed in US dollars)
(unaudited)

	For the Three	For the Three	Accumulated from
	Months	Months	February 11, 2004
	Ended	Ended	(Date of Inception) to
	November 30,	November 30,	November 30,
	2007	2006	2007

Increase (Decrease) in Cash	1,451,304	(211)	1,473,350

Cash — Beginning of Period	22,046	9,284	—

Cash — End of Period	$1,473,350	$9,073	$1,473,350

Supplemental Disclosures:
Interest paid	$17,641	$—	$25,224
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Common stock issued for stock subscriptions receivable	$831,225	$—	$831,225

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

(The Accompanying Notes are an Integral Part of These Financial Statements)

Colorado Goldfields Inc.
(Formerly Garpa Resources, Inc.)
(An Exploration Stage Company)
Statements of Stockholders’ Equity
(Expressed in US dollars)
(unaudited)

				Deficit
				Accumulated	Total
				During the	Stockholders’
	Common Stock		Donated	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances — February 11, 2004 (Date of inception)	—	$—	$—	$—	$—
Issuance of common stock for cash	39,500,000	2,500	—	—	2,500
Donated services and rent	—	—	4,500	—	4,500
Net loss	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	39,500,000	2,500	4,500	(5,898)	1,102
Issuance of common stock for cash	48,585,000	53,750	—	—	53,750
Donated services and rent	—	—	9,000	—	9,000
Net loss	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	88,085,000	56,250	13,500	(41,217)	28,533
Donated services and rent	—	—	9,000	—	9,000
Net loss	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	88,085,000	56,250	22,500	(77,365)	1,385
Donated services and rent	—	—	6,750	—	6,750
Net loss	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	88,085,000	56,250	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $285,459) (Note 5)	6,542,000	2,167,791	—	—	2,167,791
Issuance of common stock for stock subscriptions receivable (Note 5)	2,216,600	831,225	—	—	831,225
Net loss	—	—	—	(325,143)	(325,143)

Balances — November 30, 2007	96,843,600	$3,055,266	$29,250	$(702,701)	$2,381,815

Colorado Goldfields Inc.
Formerly Garpa Resources, Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
(Expressed in US dollars)
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

Going Concern and Management’s Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. Although the Company has a working capital surplus of $1,968,658 at November 30, 2007 due to private equity financing completed in November 2007, it incurred a net loss of $325,143 for the three months ended November 30, 2007, and a deficit accumulated during the exploration stage of $702,701 for the period from February 11, 2004 (inception) through November 30, 2007. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise considerable doubt about the Company’s ability to continue as a going concern. As discussed in Note 5, the Company received gross proceeds of $3,284,475 from equity financings, which management believes will enable the Company to commence mining exploration activities on the properties it has under option in San Juan County, Colorado, and fund its operations through most of the fiscal year ended August 31, 2008.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.	Summary of Significant Account Policies
a)	Basis of Presentation

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at November 30, 2007 and the results of operations and cash flows of the Company for the three months ended November 30, 2007 and 2006. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-KSB for the year ended August 31, 2007.

b)	Recent Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty In Income Taxes, an interpretation of FASB Statements No. 109”, on September 1, 2007. There were no unrecognized tax benefits and accordingly, there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Colorado. Management does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company is subject to U.S. federal and state tax examinations for fiscal 2004 through 2007.
3.	Restricted Cash

During the year ended August 31, 2007, the Company prepaid $19,965 of outstanding fees and disbursements with respect to the promissory note as disclosed in Note 4. This amount, which was held in escrow by the Company’s legal representative, was ultimately used to repay the aforementioned promissory note in November 2007.

4.	Notes and Advances Payable

On May 15, 2007, the Company issued a promissory note to an unrelated third party in exchange for cash proceeds of $100,000. Under the terms of the promissory note, interest was accrued at 12% per annum and was payable quarterly on March 31, June 30, September 30, and December 31 of each year. The promissory note was secured by property and equipment and was due on November 30, 2007. The promissory note, including all principal and interest totaling $106,267 was repaid on November 9, 2007. In addition, through August 2007, the Company received a total of $400,733 in unsecured non-interest bearing advances from an unrelated third party. The advances were repaid in November, 2007. The note and advances payable were repaid from the proceeds of the private placement described in Note 5.

5.	Common Stock

On June 18, 2007, the Company changed its name from “Garpa Resources, Inc.” to “Colorado Goldfields Inc.” and effected a 7.9 for 1 forward stock split of the authorized, issued and outstanding stock. As a result, the authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 592,500,000 shares of common stock with a par value of $0.001. The issued and outstanding common shares increased from 5,575,000 shares to 44,042,500 shares. On October 29, 2007, the Company split its stock on a 2 for 1 basis. As a result, the Company’s authorized capital increased from 592,500,000 shares of common stock with a par value of $0.001 per share to 1,185,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

On November 20, 2007, the Company issued a total of 8,758,600 post-split common shares at a price of US$0.375 per post-split common share under a private placement for gross proceeds of $3,284,475 (net proceeds of $2,999,016). Each common share was issued with one non-transferable share purchase warrant. Each warrant entitles the holder thereof to purchase an additional common share at a price of $0.50 per post-split share until the close of business on November 14, 2009. As of November 30, 2007, private placement proceeds of $831,225 from signed subscription agreements for 2,216,600 shares of common stock had not been received and are recorded as stock subscriptions receivable. The stock subscriptions receivable were collected on December 4, 2007. The private placement provides for certain registration rights whereby the Company could incur penalties if a registration statement is not filed or declared effective by the SEC on a timely basis pursuant to the registration rights agreement. Under the agreement, the penalties are not to exceed 15% of the purchase price.
6. Related Party Transactions
a)	During the three months ended November 30, 2007 and 2006, the Company recognized a total of nil and $1,500, respectively, for donated services and nil and $750, respectively, for donated rent provided by an officer and director of the Company.

b)	On June 17, 2007, the Company entered into an executive employment agreement with Mr. Todd C. Hennis (“Hennis”), whereby the Company agreed to employ Hennis as Chief Executive Officer and President for the term of 18 months ending December 17, 2008, in consideration for: (1) monthly salary of $8,000 per month for the first six months, to be increased to not less than $8,500 per month thereafter; (2) monthly automobile allowance of $350 per month, plus reimbursement for mileage at the IRS standard rate; (3) certain employee benefits, including group health insurance, pension and profit sharing and other benefits elected; (4) and the agreement by the Company to grant a stock option to purchase up to 600,000 shares of common stock at an exercise price equal to the fair market value of the common shares as of the date of grant. As of January 14, 2008, the Company has not yet obtained the necessary approvals to grant the option as outlined under the agreement.

c)	The Company has also verbally agreed to grant its Chief Financial Officer, Gary Schellenberg an option to purchase up to 500,000 common shares of the Company. In addition, the Company has hired an exploration manager who is scheduled to start work in February 2008 and to whom the Company has verbally agreed to grant an option to purchase 400,000 shares of common stock, with such option to vest over a three year period. All of the options would be exercisable at a price equal to the fair market value as of the date of grant. As of January 14, 2008, the Company has not yet obtained the necessary approvals to grant the options as outlined under the agreements.

d)	Accounts payable at November 30, 2007 and August 31, 2007, include $17,392 and $6,377, respectively, due to affiliated companies for mineral property and exploration costs.
7.	Mineral properties
a)	On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller which is secured by the property bearing interest at 7% per year with interest only payable monthly for two years, with all unpaid principal due June 29, 2009. Interest expense for the three months ended November 30, 2007 was $11,375. Through November 30, 2007, there were no significant changes in the retirement obligation and accretion expense was not significant.

In connection with the acquisition of the Mill, the Company is further obligated to replace a bond that the seller has on deposit with the Colorado Division of Reclamation, Mining, and Safety. In December 2007, the Company initiated procedure for the replacement of the bond.

b)	On June 17, 2007 the Company entered into an option agreement, amended November 8, 2007, among the Company as optionee, and San Juan Corp., a company controlled by Hennis, as optionors, whereby the Company was granted the exclusive right and option to acquire an 80% undivided right, title and interest in certain properties located in San Juan County, Colorado, which option is to be exercised by the Company in stages as follows:
(i)	an undivided 40% interest in the properties is to vest upon the Company incurring expenditures of not less than $6,000,000 on the properties within five years from the date of the option agreement;

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

(iii)	an additional undivided 20% interest in the properties is to vest upon: (a) the Company incurring additional expenditures of not less than $3,500,000 on the properties within 10 years from the date of the option agreement, and (b) the issuance by the Company, subject to compliance with applicable securities laws, of 10,000,000 shares (adjusted for stock splits) of the Company’s common stock.
In addition, in order to keep the option in good standing, the Company must make payments to the optionors as follows:
(i)	a cash payment of $50,000 within 30 days from the date of the option agreement (which was paid by the Company in August, 2007 and recorded as expense);

(ii)	a cash payment of $100,000 within one year from the date of the option agreement;

(iii)	a cash payment of $200,000 within two years from the date of the option agreement; and

(iv)	100 troy ounces of gold contained in gold dore, or the cash equivalent thereof, within three years of the date of the option agreement, and annually thereafter up to and including the 10th year from the date of the option agreement, which payments shall only be made if the Company successfully operates the Mill during any part of the year in which payment is due. The Mill is currently non-operational.
Pursuant to the option agreement, the Company: (i) has been appointed as the initial operator on the properties, with certain rights and obligations as described in the option agreement; and (ii) has executed and entered into an employment agreement with Mr. Hennis, as described in Note 6(b).

The option agreement: (i) will terminate in the event the Company fails to make any of the payments required to maintain the option in good standing; and (ii) notwithstanding anything else in the option agreement, may be terminated by the Company within 18 months from date of the option agreement by providing 10 days’ written notice to the optionors.
8.	Litigation
The Company is involved in various claims and legal actions arising in the ordinary course of business. Although unable to estimate minimum costs, if any, in the opinion of management, the ultimate disposition of these matters will likely not have a material adverse impact either individually or in the aggregate on future results of operations, financial position or cash flows of the Company.
9.	Subsequent Events
The Company finalized an option agreement on December 19, 2007, with an unrelated party, whereby the Company paid $10,000 for the rights to acquire a 3% net smelter royalty and a 2.5% net profit interest on the Gold King Mine, and a 2% net smelter royalty and 2.5% net profit interest on the Mayflower Mine for a one time payment of $250,000. The option expires on November 21, 2008.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          The following discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes to the Financial Statements included herein.
          Our financial statements included in this report have been prepared assuming that the Company will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. While we had a surplus in working capital of approximately $1,968,700 at November 30, 2007, we incurred a net loss of $325,100 for the three months ended November 30, 2007, and an accumulated deficit during the exploration stage of $702,700 for the period from February 11, 2004 (inception) through November 30, 2007. Accordingly, we have not generated cash flow from operations and have primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund our operations. Due to our financial uncertainty, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern for the year ended August 31, 2007. As discussed below, we received gross proceeds of $3,284,475 (net proceeds of $2,999,016) from equity financings in November and December 2007, which we believe should enable us to commence mineral exploration activities on the San Juan Properties and fund our operations through most of the fiscal year ended August 31, 2008.
          The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of our company to continue as a going concern.
Introduction
          The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three months ended November 30, 2007 and compares those results to the three months ended November 30, 2006.
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

(iii)	an additional undivided 20% interest in the San Juan Properties (for an aggregate of 80%) will vest when: (a) we have incurred additional expenditures of not less than $3,500,000 on the San Juan Properties, provided that such expenditures must be incurred within 10 years from the date of the Option Agreement, and (b) we issue, subject to compliance with applicable securities laws, an additional 10,000,000 shares of our common stock to the Optionors.
          In addition, in order to keep the option in good standing, we must make payments to the optionors as follows:
(i)	cash payment of $50,000 within 30 days from the date of the option agreement (which we paid in August, 2007);

(ii)	cash payment of $100,000 within one year from the date of the option agreement;

(iii)	cash payment of an additional $200,000 within two years from the date of the option agreement; and

(iv)	100 troy ounces of gold contained in gold dore, or the cash equivalent thereof, within three years of the date of the option agreement, and annually thereafter up to and including the 10th year from the date of the option agreement, which payments shall only be made if we successfully operate the Pride of the West Mill during any part of the year in which payment is due.
          We intend to seek equity and/or debt funding to explore and evaluate the San Juan Properties. In November 2007, we sold 8,758,600 Units to 24 offshore subscribers and four U.S. subscribers at a price of US$0.375 per unit (US $0.75 per Unit before taking into effect our forward stock split of our authorized, issued and outstanding common stock as reported on our Current Report on Form 8-K filed with the SEC on November 2, 2007), for an aggregate subscription amount of $3,284,475 (net proceeds of $2,999,016). Each Unit consisted of one share of common stock and one common stock purchase warrant, which warrant entitles the holder to purchase one additional share of our common stock at a price of US$0.50 per share (or US$1.00 pre-split), for a period of two years from the closing of the private placement.
          We have used approximately $507,000 of the proceeds to pay outstanding promissory notes and advances, approximately $177,000 to fund exploration of the San Juan Properties and additional amounts have been expended on corporate overhead through November 30, 2007. We estimate that $1.3 million of the remaining proceeds from the private placement will be used for expenditures on the San Juan Properties in 2008 with the remainder to fund our corporate overhead, although our management has wide discretion to reallocate the use of these proceeds as it deems necessary. As noted above, expenditures on the San Juan Properties will be credited to the $6,000,000 earn-in requirement for the initial undivided 40% ownership interest in the San Juan Properties.
Plan of Operation
          Our plan of operation for fiscal 2008 is to continue seeking funding for our operations and mining exploration program on the San Juan Properties that began in the fall of 2007. Our Option Agreement to acquire an 80% interest in the San Juan Properties requires us to expend $13 million on the properties, and we currently believe that expenditures of that amount will ready the mine for production assuming that economically feasible reserves exist, although we cannot give any assurances that additional funds will not be necessary.
          Our planned exploration activities may include data review, geologic mapping, resource modeling, geophysical surveys and modeling, re-logging of available drill core and rotary cuttings and rock chip and soil sampling programs. Geophysical surveys include gravity and IP surveys. All of these activities are designed to assist us in identifying additional targets for drilling and increasing our understanding of the San Juan Properties.
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
          As of November 30, 2007, we had approximately $2,333,900 of current assets, $1,563,300 of non-current assets (consisting primarily of our inactive Pride of the West Mill,) $365,200 of current liabilities, a $650,000 non-current mortgage payable, and $500,000 of estimated asset retirement obligations.
          During the three months ended November 30, 2007, our operations were funded by proceeds generated from the sale of 8,758,600 common shares at a price of US$0.375 per share from an equity private placement. As of November 30, 2007, $2,453,275 of the gross proceeds of $3,284,500 was received, while $831,225 of the proceeds is reflected as stock subscriptions receivable, which were received in December 2007. Approximately $500,700 of the proceeds was used to repay promissory notes and advances during the three months ended November 30, 2007. Also during the three months ended November 30, 2007 we purchased mobile mining equipment of $45,000 and expended $90,700 for significant repairs on the roof on the Pride of the West Mill.
Results of Operations
          We are presently in the exploration stage of our business and have not earned any revenues to date, and we do not anticipate earning revenues until we acquire and develop mining properties with proven reserves. For the three months ended November 30, 2007, we incurred a net loss of approximately $325,100 compared to a net loss of approximately $15,800 for the three months ended November 30, 2006. For most of fiscal year 2007, our operations were limited. In the last two fiscal quarters of 2007, we began negotiations for and completed (i) the acquisition of the Pride of the West Mill in Howardsville, Colorado (ii) the Option Agreement with Todd C. Hennis and his company, San Juan Corp., with respect to the San Juan Properties and (iii) an employment agreement with Mr. Hennis. The increase in our net loss for the three months ended November 30, 2007 compared to same period in 2006 was primarily due to expenses incurred for exploration, maintenance of facilities and management costs. Mineral property and exploration costs were $177,200 and $4,200 for the three months ended November 30, 2007 and 2006, respectively, and the increase was primarily due to drilling and geological testing on the Gold King mine. During the three months ended November 30 2007, we incurred approximately $52,400 of professional fees, consisting primarily of legal and accounting fees, compared to $9,300 of professional fees during the same period in fiscal 2007. Also in connection with our increased activities during the first quarter in fiscal 2008 and due to having a full-time employee, we incurred increased general and administrative expenses of approximately $81,500 compared to no similar expenses during the first quarter in fiscal 2007. We also had interest expense of approximately $14,000 primarily related to the mortgage on the Pride of the West Mill during the three months ended November 30, 2007, while no similar expenses were incurred for the same period in fiscal year 2007.
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

Recent Pronouncements
          In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expend disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require permit fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In November 2007, the FASB announced that it would defer the effective date of SFAS 157 for one year for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.
Forward-Looking Statements
          Except for historical information contained herein, this report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our ability to develop and produce gold or other precious metals from the San Juan Properties, our future business plans and strategies, future revenue, the receipt of working capital, and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied. Forward-looking statements or information include, but are not limited to:
•	risks and uncertainties relating to obtaining financing to meet our exploration program and operating costs during its exploratory stage;

•	the interpretation of exploration results and the estimation of mineral resources and reserves, the geology, grade and continuity of mineral deposits;

•	the possibility that future exploration, development or mining results will not be consistent with our expectations;

•	accidents, equipment breakdowns, title matters, or other unanticipated difficulties with or interruptions in production and operations;

•	the potential for delays in exploration or development activities or the completion of feasibility studies;

•	the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses, commodity price fluctuations and currency fluctuations;

•	regulatory restrictions, including the inability to obtain mining permits and environmental regulatory restrictions and liability;

•	the speculative nature of mineral exploration;

•	dilution of outstanding shares due to future securities issuances; and

•	competition and loss of key employees.
          Readers are strongly advised to review the risks and other uncertainties described under “Risk Factors” in our Annual Report on Form 10-KSB for the year ended August 31, 2007, as filed on December 27, 2007, which is on file with the Securities and Exchange Commission, as well as our other SEC filings. Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in forward-looking statements. Accordingly, readers are advised not to place undue reliance on forward-looking statements or information. We do not undertake any obligation to release publicly revisions to any “forward-looking statement,” to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events, except as is required under applicable securities laws.
Prospective investors are urged not to put undue reliance on forward-looking statements.
ITEM 3. CONTROLS AND PROCEDURES
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
          Notwithstanding this material weakness, we believe that the financial statements included in this report fairly present, in all material respects, our financial position and results of operations as of and for the three months ended November 30, 2007.
          (b) There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          Except for the environmental and mining proceedings described below, we are not currently subject to any legal proceedings, and to the best of our knowledge no such proceeding is threatened the results of which would have a material impact on our properties, results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.
          Mines and mining claims nearby the San Juan Properties are owned by other parties. Because the various mines possibly have interconnections between adits and tunnels and common stormwater conveyances and treatment sites, the environmental issues are both factually complex and legally complex. Disputes among the various property owners, over environmental liabilities, responsibility for clean-up and maintenance of the sites and facilities, and responsibility for site remediation continue. Federal and state agencies are threatening enforcement activities against our company and San Juan Corporation, the corporation which we have entered into the Option Agreement with in connection with the San Juan Properties. Our company and San Juan Corporation are in the process of negotiating with such agencies on compliance requirements, liabilities and enforcement actions in connection with the Gold King Mine. The State of Colorado first contacted us regarding permitting requirements on August 10, 2007. Communications with the EPA also commenced in approximately August of 2007. Generally, each agency can levy fines of $25,000 — $50,000 per day for each violation, issue and enforce orders for clean-up and removal, and enjoin ongoing and future activities. If such agencies prove knowing violations, they can seek criminal penalties. Due diligence has recently commenced and is ongoing regarding potential legal and enforcement actions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          In November 2007, we entered into private placement subscription agreements for 8,758,600 Units with 24 offshore subscribers and four U.S. subscribers at a price of US$0.375 per unit for an aggregate subscription amount of approximately US$3,284,500. Each Unit consisted of one share of common stock and one common stock purchase warrant, which warrant entitles the holder to purchase one additional share of our common stock at a price of US$0.50 per share, for a period of two years from the closing of the private placement. We did not use the services of a placement agent although we have paid a finder’s fee of $250,000 to a European company in connection with their introductions to offshore subscribers.
          Pursuant to each subscription agreement executed in connection with the private placement, we agreed to, among other things, register for resale all of the shares of common stock issued to the subscribers, the warrants and the common stock issuable to each subscriber upon due exercise of their respective warrants. We filed a registration statement to register these shares on January 11, 2007.
          We issued the Units to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) without registration in reliance upon the exemptions from registration set forth in Regulation S and/or Section 4(2) of the Securities Act of 1933. We issued the Units to the U.S. subscribers without registration in reliance upon the exemptions from registration set forth in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. The subscription agreement executed between us and the investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the 1933 Act. The investor agreed and/or acknowledged by execution of the subscription agreement for the Units: (i) to resell the securities purchased only in accordance with an available exemption from registration, such as pursuant to the provisions of Regulation S or Rule 144, or pursuant to registration statement under the 1933 Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with an available exemption from registration or pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the 1933 Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to exemptions from registration and could not be resold without registration under the 1933 Act or an applicable exemption from the registration requirements of the 1933 Act. Each investor was given adequate access to sufficient information about us to make an informed investment decision.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit
Number	Description
3.1	Articles of Incorporation and Certificate of Changes Pursuant to NRS 78.209, effective June 18 and 29, 2007 [1,2,6]

3.2	By-Laws[1]

10.1	Property Agreement between Jaroslav Rusa and Garpa Resources, Inc., dated March 7, 2005[1]

10.2	Trust Agreement between Garpa Resources, Inc., and Gary Schellenberg, dated March 7, 2005[1]

10.3	Option Agreement, Gold King, Mayflower and Mogul Properties, between San Juan Corp., Todd C. Hennis, and Garpa Resources, Inc., dated June 17, 2007[3]

10.4	Executive Employment Agreement between Garpa Resources, Inc. and Todd C. Hennis, dated June 17, 2007[4]

10.5	Purchase and Sale Agreement between Tusco Incorporated and Garpa Resources, Inc. dated June 13, 2007[5]

10.6	Amendment to Option Agreement between San Juan Corp., Todd C. Hennis, and Colorado Goldfields Inc. (fka Garpa Resources, Inc.), dated November 8, 2007[7]

10.7	Form of Private Placement Subscription Agreement (Offshore Subscribers)[8]

10.8	Form of Private Placement Subscription Agreement (U.S. Subscribers)[9]

10.9	Option Contract (for Royalties) between Recreation Properties LTD., Thomas A. Warlick and Colorado Goldfields Inc. dated December 19, 2007.[11]

14	Financial Code of Ethics[1]

16.1	Letter on change in certifying accountant from Manning Elliot LLP, dated November 26, 2007[10]

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gary Schellenberg.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gary Schellenberg*

35	Articles of Merger between Colorado Goldfields Inc. (surviving entity) and Garpa Resources, Inc., effective June 18, 2007[2]

(1)	Filed with Registration Statement on Form SB-2, filed on November 21, 2005 (Registration Statement No. 333-129841) and incorporated herein by reference.

(2)	Filed with Form 8-K dated June 20, 2007, and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to Form 8-K dated June 26, 2007, and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to Form 8-K dated June 26, 2007, and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to Form 8-K/A dated June 28, 2007, and incorporated herein by reference.

(6)	Filed as Exhibit 99.1 to Form 8-K dated November 2, 2007, and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to Form 8-K dated November 13, 2007, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to Form 8-K dated November 15, 2007, and incorporated herein by reference.

(9)	Filed as Exhibit 10.2 to Form 8-K dated November 15, 2007, and incorporated herein by reference.

(10)	Filed with Form 8-K/A dated November 27, 2007, and incorporated herein by reference.

(11)	Filed with the Registration Statement on Form SB-2, filed January 11, 2008 and incorporated herein by reference.

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COLORADO GOLDFIELDS INC.

By:	/s/ Todd C. Hennis
Todd C. Hennis
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary Schellenberg
Gary Schellenberg
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: January 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation and Certificate of Changes Pursuant to NRS 78.209, effective June 18 and 29, 2007 [1,2,6]

3.2	By-Laws[1]

10.1	Property Agreement between Jaroslav Rusa and Garpa Resources, Inc., dated March 7, 2005[1]

10.2	Trust Agreement between Garpa Resources, Inc., and Gary Schellenberg, dated March 7, 2005[1]

10.3	Option Agreement, Gold King, Mayflower and Mogul Properties, between San Juan Corp., Todd C. Hennis, and Garpa Resources, Inc., dated June 17, 2007[3]

10.4	Executive Employment Agreement between Garpa Resources, Inc. and Todd C. Hennis, dated June 17, 2007[4]

10.5	Purchase and Sale Agreement between Tusco Incorporated and Garpa Resources, Inc. dated June 13, 2007[5]

10.6	Amendment to Option Agreement between San Juan Corp., Todd C. Hennis, and Colorado Goldfields Inc. (fka Garpa Resources, Inc.), dated November 8, 2007[7]

10.7	Form of Private Placement Subscription Agreement (Offshore Subscribers)[8]

10.8	Form of Private Placement Subscription Agreement (U.S. Subscribers)[9]

10.9	Option Contract (for Royalties) between Recreation Properties LTD., Thomas A. Warlick and Colorado Goldfields Inc. dated December 19, 2007.[11]

14	Financial Code of Ethics[1]

16.1	Letter on change in certifying accountant from Manning Elliot LLP, dated November 26, 2007[10]

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gary Schellenberg.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gary Schellenberg*

35	Articles of Merger between Colorado Goldfields Inc. (surviving entity) and Garpa Resources, Inc., effective June 18, 2007[2]

(1)	Filed with Registration Statement on Form SB-2, filed on November 21, 2005 (Registration Statement No. 333-129841) and incorporated herein by reference.

(2)	Filed with Form 8-K dated June 20, 2007, and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to Form 8-K dated June 26, 2007, and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to Form 8-K dated June 26, 2007, and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to Form 8-K/A dated June 28, 2007, and incorporated herein by reference.

(6)	Filed as Exhibit 99.1 to Form 8-K dated November 2, 2007, and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to Form 8-K dated November 13, 2007, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to Form 8-K dated November 15, 2007, and incorporated herein by reference.

(9)	Filed as Exhibit 10.2 to Form 8-K dated November 15, 2007, and incorporated herein by reference.

(10)	Filed with Form 8-K/A dated November 27, 2007, and incorporated herein by reference.

(11)	Filed with the Registration Statement on Form SB-2, filed January 11, 2008 and incorporated herein by reference.

*	Filed herewith.