Form 10KSB/A
period 2007-08-31
COLORADO GOLDFIELDS INC.
filed 2008-03-03
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 000-51718
COLORADO GOLDFIELDS INC.
(Name of small business issuer in its charter)

Nevada	20-0716175
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10920 West Alameda Avenue, Suite 207 Lakewood, CO	80226
(Address of principal executive offices)	(Zip Code)
(303) 984-5324
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑
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
The aggregate market value (at the last trade price of $0.72 per share on December 19, 2007) of the Common Stock of Colorado Goldfields, Inc. held by non-affiliates as of December 19, 2007 was approximately $41,287,392. As of December 19, 2007, there were 96,843,600 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.
     Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

Explanatory Note
          This Amendment No. 1 to Form 10-KSB revises or amends and restates the following items from our Annual Report on Form 10-KSB for the year ended August 31, 2007 (the “Annual Report”).:
•	Part I — Item 1 — Description of Business;

•	Part I — Item 2 — Properties;

•	Part I — Item 3 — Legal Proceedings;

•	Footnotes #2 and #9 in our Financial Statements; and

•	We have added a risk factor to Part II — Item 6 — Management’s Discussion and Analysis or Plan of Operation.
          The Annual Report was initially filed with the Securities and Exchange Commission (“SEC”) on December 27, 2007. The amendment of the items contained herein does not imply that the entirety of these Items has changed. This Amendment No. 1 to Form 10-KSB/A only revises, amends and restates the specific portion of the Annual Report identified above, and no other information in the Annual Report is amended hereby. Furthermore, neither this amended Form 10-KS, nor any other portion of Annual Report, has been updated to reflect other events occurring after the original date of the Annual Report or to modify or update those disclosures affected by subsequent events. Pursuant to the rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 to Form 10-KSB as Exhibits 31.1, 31.2, 32 respectively.
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Background
          Colorado Goldfields Inc. (“we,” “us,” or the “Company”) is a mining exploration stage company engaged in the acquisition and exploration of mineral properties, primarily for gold and other metals. We hold an option to acquire up to an 80% undivided interest in certain properties located in San Juan County, Colorado. These properties consist of 44 patented and 13 unpatented mining claims in the Gold King and Mogul Mine properties, and a 70% undivided interest in 19 patented mining claims in the Mayflower Mine. We refer to these claims as the “San Juan Properties” throughout this Prospectus. We are presently in the exploration stage at the San Juan Properties. We have not generated revenue from mining operations.
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
Recent Events
          In November 2007, we entered into private placement subscription agreements for 8,758,600 Units with 24 offshore subscribers and four U.S. subscribers at a price of US$0.375 per unit (US $0.75 per Unit before taking into effect our forward stock split of our authorized, issued and outstanding common stock as reported in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on November 2, 2007), for an aggregate subscription amount of approximately US$3,284,500. Each Unit consisted of one share of common stock and one common stock purchase warrant, which warrant entitles the holder to purchase one additional share of our common stock at a price of US$0.50 per share (or US$1.00 pre-split), for a period of two years from the closing of the private placement. We did not use the services of a placement agent although we have paid a finder fee of $250,000 to a European company in connection with their introductions to offshore subscribers.
          Pursuant to each subscription agreement executed in connection with the private placement, we agreed to, among other things, register for resale all of the shares of common stock issued to the subscribers and the common stock issuable to each subscriber upon due exercise of their respective warrants (except that if the SEC limits the number of shares of common stock that may be registered on a registration statement, then the number of shares to be registered shall be reduced accordingly). Under the agreements, we must file a registration statement registering for resale the shares within 60 calendar days following the closing of the private placement. Furthermore, we are to use commercially reasonable efforts to cause such registration statement to become effective within 120 calendar days after the closing of the private placement (or, in the event of a full review of the registration statement by the SEC, 180 calendar days after the closing of the private placement). If the registration statement is not filed on a timely basis or is not declared effective by the SEC for any reason on a timely basis, we will be required to make a payment to the subscribers in an amount equal to 2.0% of the purchase price paid for the Units by the subscriber for each Unit then held by the subscriber, and an additional 2.0% payment each 30-day period thereafter until the registration statement is filed or declared effective by the SEC, as the case may be; provided, however, that in no event shall these late registration payments, if any, exceed in the aggregate 15.0% of the total purchase price paid for all Units sold in the private placement. This prospectus is part of a registration statement that was filed with the SEC to meet the registration requirements of the private placement.
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
Option Agreement Concerning the San Juan Properties
          Effective June 17, 2007, we entered into an option agreement (“Option Agreement”) with Todd C. Hennis, our President and Chief Executive Officer, and San Juan Corp., a company controlled by Mr. Hennis, whereby we were granted the exclusive right and option to acquire up to an 80% undivided right, title and interest in the San Juan Properties. Please see “Item 2. Description of Properties” below for further information regarding the terms of the Option Agreement and description of the San Juan Properties subject to the option.
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
ITEM 2. DESCRIPTION OF PROPERTIES
Overview
          The San Juan Properties which we have under option consist of three separate mines encompassing 63 patented mining claims and 13 unpatented mining claims. All three mines (the Gold King, Mogul and Mayflower), each of which is more fully described below, were actively mined during the early to mid 1900’s, although they have been relatively dormant for the past 15 years. We are presently in the beginning exploration stage for gold and other metals on the San Juan Properties. As a result, we have not commissioned or received a feasibility study with regard to any of the San Juan Properties.
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
Terms of our Option and Related Agreements on the San Juan Properties
          Effective June 17, 2007, we entered into an option agreement (“Option Agreement”) with Todd C. Hennis and San Juan Corp., a company controlled by Mr. Hennis (collectively the “Optionors”), whereby we were granted the exclusive right and option to acquire up to an 80% undivided right, title and interest in the San Juan Properties. In connection with that transaction, Mr. Hennis became our President, Chief Executive Officer and Director. The option was amended on November 8, 2007, and is currently exercisable as follows:
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
          In connection with the Option Agreement, we also entered into a Surface Rights Agreement with the Optionors whereby we were granted a right-of-way to enter upon the San Juan Properties to perform mining exploration activities while the Option Agreement is in good standing. Under the Surface Rights Agreement, we are required to:
•	prepare and present to the Optionors a development plan which details the scope and timing of exploration and mining activities on the San Juan Properties;

•	maintain the roads and power line right-of—ways;

•	construct safety fences and maintain surface facilities on the San Juan Properties;

•	maintain automobile insurance in connection with our vehicles traveling over the San Juan Properties;

•	perform restoration and reclamation on the San Juan Properties upon termination of our operations on the land, including returning the land to “Range Land” post-mining use standard as that term is used in the Colorado Mined Land Reclamation Act;

•	protect existing water resources, including mitigating or eliminating the impact of our activities on domestic or stock water wells in the vicinity of the San Juan Properties;

•	properly store and remove hazardous materials; and

•	indemnify the Optionors for losses and liabilities they may incur due to our activities on the San Juan Properties.
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
Ownership Maintenance Requirements on the San Juan Properties
          The patented mining claims of the Gold King, Mogul, and Mayflower Units which encompass the San Juan Properties are owned in fee simple by either Todd C. Hennis (our CEO and President) or San Juan Corp., a Colorado corporation owned by Mr. Hennis. To maintain ownership of the patented claims, they must make yearly real estate property tax payments in order to avoid tax liens that may result in loss of ownership. With respect to the unpatented mining claims, a yearly maintenance fee of $125 per claim must be paid, and a yearly Notice of Intent to Hold must be filed with the U.S. Bureau of Land Management.

          As noted above, we are required under the Surface Rights Agreement to make the property tax payments and maintenance fees on the San Juan Properties. Such expenditures are applied to our earn-in requirements under the Option Agreement.
Royalty Encumbrances
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
The San Juan Properties
          The following describes the three separate mining units that encompass the San Juan Properties.
          Gold King Mine Property
          The Gold King Mine property consists of 27 patented mining claims covering approximately 198 acres and a total of 13 unpatented mining claims covering approximately 100 acres. Unpatented mining claims SJ-1 through SJ-11 were previously located and incorporated into the Option Agreement. In August, 2007, subsequent to our entering into the Option Agreement, unpatented mining claims SJ-4, SJ-5, SJ-6, SJ-7, SJ-8 and SJ-11 had amended location certificates filed with the U.S. Bureau of Land Management by San Juan Corp. In August, 2007, San Juan Corp. located and filed unpatented mining claims SJ-12 and SJ-13 with the U.S. Bureau of Land Management. All 27 patented mining claims and 13 unpatented mining claims are governed by the Option Agreement. These 27 patented mining claims and 13 unpatented mining claims shall be hereinafter referred to as the “Gold King Property.” The Gold King Property is located in San Juan County, Colorado, at Township 42 North, Range 7 West of the New Mexico Prime Meridian.
          As discussed below, the Gold King has a history of significant gold production, and we believe it is in a favorable geologic zone for gold mineralization called the Eureka Graben, where significant gold production has occurred in the past from the neighboring Sunnyside Mine and other properties.
          Access to the site is by county road, which is maintained by San Juan County on a seasonal basis. Road access is suitable for four-wheel drive vehicles and light to medium duty trucks. The Gold King Property is located at elevations from approximately 11,000 feet above sea level to 13,000 feet above sea level, approximately 8 miles from Silverton, Colorado. The main underground access to the Gold King Property is the Gold King Mine #7 Level, the portal for which is collapsed. The portal site is located in an avalanche prone area. The terrain in mountainous and the majority of the property is above treeline.
          The Gold King property is located in volcanic tuffs, primarily in the Upper Burns and Henson formations. The historic ore produced was banded quartz with abundant pyrite, carrying gold and silver, together with minor amounts of sphaelerite and chalcopyrite. A lesser number of veins in the Gold King property have higher base metal mineralization. The historic ore occurrences were in stringers, veins and shoots. The economic potential of the property depends on the successful identification and exploitation of gold bearing veins and ore shoots. The Gold King Unit property includes seven levels of mine workings, none of which is currently accessible. A power line in a state of disrepair leads from the local electric cooperative’s power line in the valley to the Gold King 7 Level. Major repairs will have to be done to the power line to use it in the future. Abundant water exists in the mine workings.

          The map shown below sets forth for the Gold King and Mogul Mines’ the patented and unpatented mining claims which are subject to our Option Agreement.
          History of Operations. The best estimate for historic mine production from the Gold King Mine is 665,500 tons containing 0.471 ozs/ton gold, 2.39 ozs/ton silver, 0.71% lead, and 0.52% copper. This historic mine production predominantly occurred during the period 1890 to 1920.1
          In the period 1984 to 1992, Gold King Mines Corporation (formerly Gerber Minerals Corporation)

1	Source: Page i of the Evaluation Report IV on the Gold King Mines Property, San Juan County, Colorado by E.D. Black, P.E., Denver, Colorado February 15, 1990.

conducted exploration activities at the Gold King Mine including re-opening old workings, extending workings, surface exploration mapping and drilling, underground exploration, mapping, sampling and drilling and other activities. Previously published reports listed expenditures by Gold King Mines Corporation of $9.7 million on the Gold King Mine during this period2. We have access to or copies of most of the geological records from this period, and have access to most of the exploration drill core produced during this period.
          Gold King Consolidated, Inc. was majority owner of Gold King Mines Corporation. In February 1990, E.D. Black, a professional engineer in Denver, Colorado prepared “Evaluation Report IV on the Gold King Mine Property, San Juan County, Silverton, Colorado” for Gold King Consolidated, Inc. In this report, Mr. Black estimated gold and silver ore reserves. Approximately 20,000 tons of this material was subsequently mined in 1990 by Sunnyside Gold Corp. as part of a joint venture with Gold King Mines Corp. No further mining activity at the Gold King property is known to have occurred since that date. Based on the reports and data we have accumulated on the Gold King property, we believe that there may be commercially viable mineralized material. However, the estimates and other data on the Gold King property that we possess are historical in nature, and we cannot place any reliance on these estimates at this time. We intend to perform our own exploration activities on the property subject to obtaining adequate financing.
          Current and Proposed Exploration Activities. We undertook a limited surface drilling program on the Gold King Property in September 2007. Due to bad ground conditions and the onset of severe winter weather, the drilling program was suspended in October 2007 after one hole was drilled on the North Vein. We intend to resume this surface drilling program in 2008 with a new drilling contractor as soon as weather conditions, availability of drilling contractor and funding permit. Please see “Exploration Costs and Plans” below for further information regarding exploration activities performed to date and our exploration plans for the future.
          We intend to re-open Gold King #7 Level, rehabilitate the existing workings, and potentially undertake mitigation activities for underground water flows as part of a proposed environmental reconnaissance, subject to (i) reaching an acceptable agreement with the United States Environmental Protection Agency (“EPA”) as further discussed below; (ii) securing necessary permits, permit renewals and authorization; and (iii) availability of funding, personnel and equipment.
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
          The Gold King Property has an active, acid mine drainage occurring from the Gold King #7 Level. This mine water flow has substantially increased in volume since 2000, and recent flow measurements have shown a large increase in flows. This water discharge is believed by our management to substantially originate from the 2150 vein workings of the Sunnyside Mine, which is owned by another company, and which vein workings extend into the Gold King Property. To date, our management has not been able to prove the origin of this water flow. The environmental reconnaissance discussed earlier is intended to allow the Company to prevent further potential environmental degradation from a “blow out” of potentially impounded mine waters, and to investigate potential mitigation or reduction of mine water flows. We have requested the EPA to consider entering into an Administrative Order on Consent (“AOC”) to authorize us and San Juan Corp. to undertake reconnaissance and mitigation activities to hopefully prevent a potential “blow out” of underground blockages at the Gold King Mine, which if it occurred could be a potential threat to public health.
          Our intended re-opening of the Gold King mine, rehabilitation of the existing workings and potential undertaking of mitigation activities for underground water flows as part of a proposed environmental reconnaissance

2	Source: Page 73 of the Evaluation Report IV on the Gold King Mines Property, San Juan County, Colorado by E.D. Black, P.E., Denver, Colorado February 15, 1990.

are subject to reaching an acceptable AOC agreement with U.S. Environmental Protection Agency (“EPA”). The Gold King Property is not currently subject to any proposed action by the EPA. We instead requested the EPA to enter into an AOC regarding the proposed environmental reconnaissance, and the EPA has submitted a draft AOC to the Company. We are in the process of negotiating revisions to this draft AOC. There is no assurance at the present time that an AOC acceptable to us and the EPA can be reached.
          We have received correspondence from the State of Colorado Attorney General’s Office stating that the Company was required to apply for a stormwater discharge permit for the Gold King Mine by the end of January 2008. We applied for the stormwater discharge permit in January 2008, and received Permit COR-040237 for the Gold King Mine on January 28, 2008. The stormwater permit requires a Stormwater Management Plan for the site, and we have incorporated such a plan into an existing Environmental Management Plan for the Gold King Mine. We are in negotiations with the State of Colorado Attorney General and also the Water Quality Control Division of the Colorado Department of Public Health and Environment to discuss additional issues related to permitting requirements. Currently, it appears the position of the Colorado Attorney General is that the property owner has a duty to permit the discharges in question and should work towards plans to develop the support necessary to construct the treatment works necessary to comply with a discharge permit.
          Permitting requirements can be a costly undertaking and we could be at risk now and in the future for fines and penalties if required permits are not timely in place.
          Prior to conducting further underground mine exploration or mining activities, we will have to apply for and obtain a reclamation permit from the State of Colorado Division of Reclamation, Mining and Safety.
          Mogul Mine Property
          The Mogul Mine Property consists of 17 patented mining claims which adjoin the Gold King Property. The claims cover approximately 126 acres. The historic mineralization of the Mogul Mine property has primarily been in the Mogul Vein, which is commonly held to be an extension of the George Washington vein of the Sunnyside and Brenneman Mines. The mineralization of the Mogul vein is primarily lead and zinc sulfide minerals, with some copper, silver and gold mineralization.
          The Mogul property is located in the headwaters of the North Fork of Cement Creek in Township 42 North, Range 7 West of the New Mexico Prime Meridian, San Juan County, Colorado. Access to the property is via two non-maintained county roads, suitable for four-wheel drive and light to medium duty truck traffic. We intend to conduct maintenance on these roads as needed in order to keep them passable. Such expenditures will apply towards our earn-in requirements under the Option Agreement.
          We believe that the Mogul property has significant visual surface mineralization of lead and zinc sulphides, and the Mogul Vein has surface outcrops which run for approximately 4500 feet. We believe the Mogul Vein has significant widths, such that if exploration activities delineate sufficient grades of mineralization, potential mining widths exist.
          The Mogul property lies in volcanic tuffs, primarily the Henson and Burns Formations that are cut by the Mogul vein, which is associated with a ring fault of the Silverton Caldera. Other minor veins exist on the property. The Mogul vein contains quartz, pyrite, sphaelerite, galena and chalcopyrite, with minor amounts of gold and silver mineralization. The Mogul unit was operated intermittently from 1901 to 1965, producing an unknown quantity of base metal ore. Three levels of workings totaling approximately 20,000 linear feet were constructed during this period. None of the workings are accessible. The economic potential of the property is for production of base metal ores, pending successful exploration activities. No power line exists to the property. Abundant water exists in the mine workings.
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
          Mayflower Mine Property
          The Mayflower Mine Property consists of a 70% undivided interest in 19 patented mining claims covering approximately 179.4 acres, or a net ownership at 70% of approximately 125.5 acres. The property is approximately 3 miles from Silverton, Colorado, and is located in Township 41 North, Range 7 West, New Mexico Prime Meridian, San Juan County, Colorado. The historic mineralization of the Mayflower Mine has consisted of base metals with some gold and silver contents. Published historic production figures for the Mayflower Mine (also known as the Shenandoah-Dives Mine) for the period 1901-1957 are 4.5 million tons containing 520,000 ounces of gold, 12.3 million ounces of silver, 18,000 tons of copper, 47,000 tons of lead and 10,000 tons of zinc3. Some portion of this production may have originated from adjoining properties.
          The Mayflower property was one of the largest production mines in the history of the Silverton area. We believe that drilling done by a previous owner in the 1980s indicates that potentially economic mineralization exists below the main haulage level, such that if further exploration activity confirms this mineralization and a significant volume of mineralized material, then the potential exists to place this mine back into production at some point in the future.
          Access to the Mayflower property is via county road suitable for four-wheel drive vehicles. The Mayflower Vein is located in the Silverton Volcanic series. The historic economic mineralization was located in the Hanging Wall Zone and Footwall Zone, which could exceed 10 feet in width each in places. The historic ore produced was relatively low grade in precious and base metals, but with a sufficient combined value to make production economic at the time. The Main Level of the Mayflower Unit is currently inaccessible due to constructing of a plug by a previous owner. No power or water supply is currently on the property.
          Management intends to conduct limited work on the Mayflower Mine Property for the foreseeable future. We intend to focus the majority of our activities on the other properties under option to the Company.
Exploration Plans
          We did not perform any exploration on the San Juan during the fiscal year ended August 31, 2007. However, in September and October 2007, we took limited core samples from the Gold King and Mogul mines. Our sampling program in the Fall of 2007 followed a strict protocol regarding sample collection, sample preparation, and analytical procedures. We contracted Coast Mountain Geological Ltd. of Vancouver, British Columbia, Canada to conduct these activities and Coast Mountain followed its established protocols in all of its operations. The Coast Mountain geologist was provided an exclusive building with the geologist controlling the locked access to the work area, for examining, collecting and preparing the drill core and surface samples. Photographs were taken of all core samples and appropriately logged. The relevant sections of the core were then split, with one half of the material being prepared as samples, and the other half retained in a core library. Strict chain of custody procedures were followed by the contract geologist. At no time was any officer of the Company able to view the work area unsupervised by the geologist. Gary Schellenberg, our Vice President and Director, is a part owner and principal of Coast Mountain Geological, Ltd. Samples were sent to Acme Analytical Laboratories of Blaine, Washington, an unaffiliated contractor, for testing. It is our understanding that Acme Analytical Laboratories follows strict commercial QA/QC protocols in their handling of the samples and analytical work.
          In connection with our future sampling programs, we intend to perform these programs in compliance with Canada’s National Instrument 43-101, a rule developed by Canadian administrators which requires strict protocols and procedures governing how companies disclose scientific and technical information about their mineral projects to the public. NI-43-101 includes requirements regarding chain of custody, quality control, and qualifications of

[3]	Page 6 of the SEG Newsletter October 1993 article entitled “Comparison of Gold-Rich and Gold-Poor Quartz-Base Metal Veins, Western San Juan Mountains, Colorado: The Mineral Point Area As An Example” by Paul J. Bartos.

persons performing the scientific and technical services.
          The following table sets forth our estimated exploration costs for the San Juan Properties. We estimate that these costs will be incurred over a three year period. These estimated costs may change significantly due to shortages of qualified contractors and equipment, increased government regulation or unexpected permitting issues, adverse weather, lack of capital, or other unexpected problems or issues. Thus, our management has wide discretion to reallocate exploration costs as it deems advisable.

	Estimated Exploration Costs
	(amounts in thousands)
	Gold King	Mogul	Mayflower
Geophysics	$50	$100	$—
Bonds and Permits	300	100	20
Surface Drilling	600	700	500
Underground Rehabilitation & Development	3,500	1,000	400
Underground Drilling	900	100	—
Surface and Power Improvements	150	—	40
Consultants and Studies	75	75	100
Other Costs	150	150	150

Total Estimated Costs	$5,725	$2,225	$1,210

          For each of these properties, our exploratory phased program consists of gathering and re-interpreting the historic geological information on the properties, followed by a geophysics program where suitable, followed by surface drilling. At the Gold King and Mogul Units, underground work is planned to commence in 2008 to reopen old workings and to conduct underground exploration, all subject to availability of funds, availability of contractors, and securing the necessary permits. Extension of the workings of the Gold King and Mogul Units is contemplated to allow for underground drilling and sampling activities. Based on the information gathered from these phases, additional work will be conducted.
          We currently have insufficient funds to carry out the above activities. We intend to raise capital through equity or debt offerings, although we cannot give any assurances that we will be successful in raising sufficient capital on economically feasible terms. See “Item 6. Management’s Discussion and Analysis or Plan of Operation.”
          Our exploration work performed in 2007 was carried out by geological and drilling contractors. We have recently hired a geologist with 27 years experience, Dean Misantoni, to serve as our Exploration Manager. Mr. Misantoni is scheduled to join our company in late February 2008. Mr. Misantoni previously worked for Homestake Exploration Co, Anaconda Minerals Co., London Mine Venture, Unico Inc., and numerous other firms. Additional exploration staff may be hired, subject to qualifications, availability of funds and our growth needs. We intend to contract with third parties for our geophysics, drilling and other exploration activities, subject to availability of funding and qualified contractors.

               The map shown below sets forth for the Mayflower Mine’s patented and unpatented mining claims which are subject to our Option Agreement.
Pride of the West Mill
          The Pride of the West Mill is an inactive mining mill located at Howardsville, Colorado in San Juan County. The Pride of the West Mill is located on approximately 120 acres of patented mining claims on San Juan County Road 2, within a six air mile radius of the Gold King Property, the Mogul Mine Property and the Mayflower Mine Property. The physical address is 2201 County Road 2, Silverton, Colorado. No mineral is known to exist in deposit form on the property. The economic significance of the property is as a mineral processing site, with residual post-mining value.
          We purchased the Pride of the West Mill in June 2007 from Tusco, Inc., an unrelated third party, for a sale price of $900,000 and assumption of the Colorado Mined Land Reclamation Permit. We paid $250,000 of the purchase price in cash, with the remaining $650,000 paid by way of a promissory note to Tusco with interest at 7% per annum. Interest on the note of $3,791.67 is payable monthly and the entire amount is due and payable on or before June 29, 2009, and is secured by Deeds of Trust and financing statements on the mill property and equipment.
          The assumption of the reclamation bond was for $295,800 at that date, and we have been notified that the bond has been updated to approximately $317,000 by the Colorado Division of Reclamation, Mining and Safety as of November 26, 2007. We have posted the bond in the form of a letter of credit and have submitted materials with the Division in connection with the succession of operator process for the reclamation permit. Based upon an estimate received by the previous owner from a third-party mining consultant, the total reclamation costs were estimated at approximately $500,000, and our management continues to believe that such estimate is reliable. Thus, we have recorded an estimated asset obligation of $500,000 in connection with our estimated future reclamation costs.
          The Pride of the West Mill consists of a main mill building constructed mostly in the 1970s with equipment for gravity and flotation concentration of ores, an office/shop building, a laboratory building, a cyanide process plant building, a truck scale building and other support buildings. Certain improvements to the mill roof were conducted in 2007, as well as general maintenance activities. The overall condition of the buildings is good. The overall condition of the mill equipment is good, and consists of a plant to produce gravity mineral concentrates, lead sulphide, zinc sulphide, and copper sulphide floatation concentrates. The mill also has the ability to treat ores with cyanide solution to recover precious metals. The mill is readily accessible by heavy trucks, has a power substation in place, and has two water rights from Cunningham and Hematite Creeks with associated water pipelines on the property that are sufficient to supply the needs of the mill complex. An inactive assay lab is on the property, as well as an office/shop building, and associated support buildings. The main mill building is a steel frame building with concrete basement.
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
          The following table sets forth our estimated costs to bring the mill into active status. Subject to adequate funding, we intend to begin the renovations about May, 2008, and we estimate that it will take approximately four months to complete most of the renovations.

Estimated Cost
(amounts in thousands
New Tailings Facility	$600
Reactivation Costs	250
Water Improvements	100
Building Maintenance	150

Total Estimated Costs	$1,100

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

ITEM 3. LEGAL PROCEEDINGS
          Except for the environmental and mining proceedings described in this prospectus and below, we are not currently subject to any legal proceedings, and to the best of our knowledge no such proceeding is threatened the results of which would have a material impact on our properties, results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.
          Mines and mining claims nearby the San Juan Properties are owned by other parties. Because the various mines possibly have interconnections between adits and tunnels and common stormwater conveyances and treatment sites, the environmental issues are both factually complex and legally complex. Disputes among the various property owners, over environmental liabilities, responsibility for clean-up and maintenance of the sites and facilities, and responsibility for site remediation continue. State agencies are threatening an enforcement action against our company and San Juan Corporation, if permitting requirements are not met. As set forth in the Environmental and Regulatory Issues section relating to the Gold King property discussed above, our company and San Juan Corporation believe we have complied with the request of the Colorado Attorney General’s Office regarding obtaining a stormwater discharge permit for the Gold King Mine. We are in the process of negotiating with the Colorado Attorney General’s Office and the Water Quality Control Division of the Colorado Department of Public Health and Environment on compliance requirements, liabilities and enforcement actions. The State of Colorado first contacted us regarding permitting requirements on August 10, 2007. As also discussed in the Environmental and Regulatory Issues section relating to the Gold King property, the Gold King Property has an active, acid mine drainage occurring from the Gold King #7 Level. Communications with the EPA also commenced in approximately August of 2007. There is no assurance that an AOC acceptable to us and the EPA can be reached. If an AOC is not reached and there is a “blow out” of underground blockages at the Gold King Mine, it is possible the EPA will pursue an enforcement action. Generally, each agency can levy fines of $25,000 — $50,000 per day for each violation, issue and enforce orders for clean-up and removal, and enjoin ongoing and future activities. If such agencies prove knowing violations, they can seek criminal penalties. Due diligence has recently commenced and is ongoing regarding potential legal and enforcement actions.
PART II
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          The following risk factor is added to Item 6:
We may never find commercially viable gold or other reserves.
          Mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines. We can not assure you that any future mineral exploration and development activities will result in any discoveries of proven or probable reserves as defined by the SEC since such discoveries are remote. Nor can we provide any assurance that, even if we discover commercial quantities of mineralization, a mineral property will be brought into commercial production. Development of our mineral properties will follow only upon obtaining sufficient funding and satisfactory exploration results.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLORADO GOLDFIELDS, INC.

/s/ Todd C. Hennis
Dated: February 29, 2008	By: Todd C. Hennis, President
and Chief Executive Officer

/s/ C. Stephen Guyer
Dated: February 29, 2008	By: C. Stephen Guyer, Chief Financial Officer
and Principal Accounting Officer
     In accordance with the Exchange Act, this amended Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Todd C. Hennis Todd C. Hennis	President & Chief Executive Officer	February 29, 2008
/s/ Gary Schellenberg Gary Schellenberg	Vice President & Director	February 29, 2008

/s/ Beverly Rich Beverly Rich	Director	February 29, 2008

/s/ Eric Owens Eric Owens	Director	February 29, 2008

COLORADO GOLDFIELDS INC.
INDEX TO THE FINANCIAL STATEMENTS

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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $300,193 for the year ended August 31, 2007, and a deficit accumulated during the exploration stage of $377,558 for the period from February 11, 2004 (inception) through August 31, 2007. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
/s/ MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
November 16, 2006

COLORADO GOLDFIELDS INC.
Formerly Garpa Resources, Inc. (An Exploration Stage Company)
Balance Sheet
(Expressed in US Dollars)

	August 31,	August 31,
	2007	2006
ASSETS
Current Assets
Cash	$22,046	$9,284
Restricted cash (Note 3)	19,965	—
Prepaid expenses	6,739	—

Total Current Assets	48,750	9,284

Non-Current Assets
Land and building (Note 7)	1,400,677	—
Other	14,120	—

Total Non-Current Assets	1,414,797	—

Total Assets	$1,463,547	$9,284

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable (Note 6)	$76,446	$2,458
Accrued liabilities	28,426	5,441
Advances payable (Note 4)	400,733	—
Note payable (Note 4)	100,000	—

Total Current Liabilities	605,605	7,899

Non-Current Liabilities
Long-term debt (Note 7)	650,000	—
Asset retirement obligation (Note 7)	500,000	—

Total Non-Current Liabilities	1,150,000	—

Total Liabilities	1,755,605	7,899

Contingencies and Commitments (Notes 4, 6, 7, 9 and 10)

Stockholders’ Deficit
Common stock, 1,185,000,000 shares authorized; $0.001 par value; 88,085,000 shares issued and outstanding	56,250	56,250
Donated capital	29,250	22,500
Equity (deficit) accumulated during the exploration stage	(377,558)	(77,365)

Total Stockholders’ Equity (Deficit)	(292,058)	1,385

Total Liabilities and Stockholders’ Equity (Deficit)	$1,463,547	$9,284

COLORADO GOLDFIELDS INC.
Formerly Garpa Resources, Inc. (An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Accumulated
			from
			February 11,
			2004
			(Date of
	For the Year	For the Year	Inception)
	Ended	Ended	to August 31,
	August 31, 2007	August 31, 2006	2007
Revenue	$—	$—	$—

Other (income) expense
Other income	(1,048)	—	(1,048)
Donated rent (Note 6)	2,250	3,000	9,750
Donated services ( Note 6)	4,500	6,000	19,500
General and administrative	62,948	1,059	64,448
Mineral property and exploration costs	93,862	12,564	128,952
Professional fees	126,547	13,525	144,822
Interest expense	11,134	—	11,134

Net Loss	$(300,193)	$(36,148)	$(377,558)

Net Loss Per Share — Basic and Diluted	*	*

Weighted Average Shares Outstanding	88,085,000	88,085,000

* Amount is less than $(0.01) per share.

COLORADO GOLDFIELDS, INC.
Formerly Garpa Resources, Inc. (An Exploration Stage Company)
Statements of Stockholders Equity (Deficit)
From February 11, 2004 (Date at Inception) to August 31, 2007
(Expressed in US Dollars)

				Deficit
				Accumulated	Total
				During the	Stockholders’
	Common Stock		Donated	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balances — February 11, 2004 (Date of inception)	—	$—	$—	$—	$
Issuance of common stock for cash	39,500,000	2,500	—	—	2,500
Donated services and rent	—	—	4,500	—	4,500
Net loss	—	—	—	(5,898)	(5,898)

Balances – August 31, 2004	39,500,000	2,500	4,500	(5,898)	1,102
Issuance of common stock for cash	48,585,000	53,750	—	—	53,750
Donated services and rent	—	—	9,000	—	9,000
Net loss	—	—	—	(35,319)	(35,319)

Balances – August 31, 2005	88,085,000	56,250	13,500	(41,217)	28,533
Donated services and rent (Note 6)	—	—	9,000	—	9,000
Net loss	—	—	—	(36,148)	(36,148)

Balances – August 31, 2006	88,085,000	56,250	22,500	(77,365)	1,385
Donated services and rent (Note 6)	—	—	6,750	—	6,750
Net loss	—	—	—	(300,193)	(300,193)

Balances – August 31, 2007	88,085,000	$56,250	$29,250	$(377,558)	$(292,058)

COLORADO GOLDFIELDS, INC.
Formerly Garpa Resources, Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Accumulated
			from
	For the Year	For the Year	February 11, 2004
	Ended	Ended	(Date of Inception
	August 31, 2007	August 31, 2006	to August 31, 2007
Cash Flows From in Operating Activities:
Net loss	$(300,193)	$(36,148)	$(377,558)
Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	6,750	9,000	29,250

Change in operating assets and liabilities:
Increase in restricted cash	(19,965)	—	(19,965)
Increase in prepaid expenses	(6,739)	—	(6,739)
Increase in accounts payable	73,988	2,432	76,446
Increase in accrued liabilities	22,985	691	28,426
Increase in other assets	(14,120)	—	(14,120)

Net cash used in operating activities	(237,294)	(24,025)	(284,260)

Cash Flows From Investing Activities:
Acquisition of land and building	(250,677)	—	(250,677)

Net cash used in investing activities	(250,677)	—	(250,677)

Cash Flows From Financing Activities:
Advances received	405,733	—	405,733
Repayment of advances	(5,000)		(5,000)
Advances from related party	10,000	52	10,052
Repayment of advances from related party	(10,000)		(10,052)
Proceeds from note payable	100,000	—	100,000
Proceeds from issuance of common stock	—	—	56,250

Net cash provided by financing activities	500,733	52	556,983

Increase (Decrease) in Cash	12,762	(23,973)	22,046
Cash — Beginning of Period	9,284	33,257	—

Cash — End of Period	$22,046	$9,284	$22,046

Supplemental Disclosures:
Interest paid	$7,583	$—	$7,583
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Acquisition of land and building:
Cash paid	$250,677	$—	$250,677
Mortgage note given to seller	650,000	—	650,000
Asset retirement obligation assumed	500,000	—	500,000

Assets acquired	$1,400,677	$—	$1,400,677

COLORADO GOLDFIELDS INC.
Formerly Garpa Resources, Inc. (An Exploration Stage Company)
Notes to the Financial Statements – August 31, 2007
1.	Organization, Nature of Business, Going Concern and Management’s Plans

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

Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as Mineral property and exploration costs. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

2.	Summary of Significant Account Policies (continued)
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
a)	During the year ended August 31, 2007, the Company recognized a total of $4,500 (2006 — $6,000) for donated services at $500 per month and $2,250 (2006 - $3,000) for donated rent at

$250 per month provided by an officer and director of the Company.
6.	Related Party Transactions (continued)
b)	On January 5, 2007, the Company issued a demand promissory note in exchange for cash proceeds of $10,000 to an officer and director of the Company. The note was unsecured, non-interest bearing, due on demand, and repaid in July 2007.

c)	On June 17, 2007, the Company entered into an executive employment agreement with Mr. Todd C. Hennis (“Hennis”), whereby the Company agreed to employ Hennis as Chief Executive Officer and President for the term of 18 months ending December 17, 2008, in consideration for: (1) monthly salary of $8,000 per month for the first six months, to be increased to not less than $8,500 per month thereafter; (2) monthly automobile allowance of $350 per month, plus reimbursement for mileage at the IRS standard rate; (3) certain employee benefits, including group health insurance, pension and profit sharing and other benefits elected; (4) and the agreement by the Company to grant a stock option to purchase up to 600,000 shares of common stock at an exercise price equal to the fair market value of the common shares as of the date of grant pursuant to a stock option plan. The Company has not yet obtained the necessary approvals to grant the options as outlined under the agreement.

d)	The Company has also verbally agreed to grant our CFO, Gary Schellenberg, an option to purchase up to 500,000 shares. In addition, the Company has hired an exploration manager who is scheduled to start work in February, 2008 and to whom the Company verbally agreed to grant an option to purchase 400,000 shares of common stock, with such option to vest over a three year period. All of the options would be exercisable at a price equal to the fair market value as of the date of grant.

e)	On June 17, 2007, the former President of the Company entered into a stock purchase agreement (the “Agreement”) with Hennis, whereby the former President of the Company agreed to sell, and Hennis agreed to purchase, 2,500,000 (19,750,000 after the 7.9 for 1 forward split described in Note 5 and 39,500,000 shares after the 2 for 1 forward split described in Note 9) common shares of the Company for the consideration of $2,500. The transaction resulted in a change of control in the Company.

f)	Accounts payable at August 31, 2007, include $6,377 due to affiliated companies for legal fees and mineral property and exploration costs.
7.	Mineral Properties
a)	The Company entered into an agreement dated March 7, 2005, to acquire a 100% interest in two Red Lake Mining Division Mining Claims located South of Otter Lake, Ontario, Canada, in consideration for $10,000. The claims were registered in the name of the former President of the Company, who executed a trust agreement whereby the former President agreed to hold the claims in trust on behalf of the Company. During the year ended August 31, 2007, the Company incurred $2,097 of mineral exploration costs in relation to the mining claims before abandoning them by August 31, 2007.

b)	On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”), an inactive mining mill, located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller which is secured by the Mill bearing interest at 7% per year with interest only payable monthly for two years, with all unpaid principal due June 29, 2009. Through August 31, 2007, there were no significant changes to the retirement obligation and accretion expense was not significant.

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

(iii)	an additional undivided 20% interest in the properties is to vest upon: (a) the Company incurring additional expenditures of not less than $3,500,000 on the properties within 10 years from the date of the option agreement, and (b) the issuance by the Company, subject to compliance with applicable securities laws, of 10,000,000 shares (adjusted for stock splits) of the Company’s common stock.
In addition, in order to keep the option in good standing, the Company must make payments to the optionors as follows:
(iv)	a cash payment of $50,000 within 30 days from the date of the option agreement (which was paid by the Company in August, 2007 and recorded as expense);

(v)	a cash payment of $100,000 within one year from the date of the option agreement;

(vi)	a cash payment of $200,000 within two years from the date of the option agreement; and

(vii)	100 troy ounces of gold contained in gold ore, or the cash equivalent thereof, within three years of the date of the option agreement, and annually thereafter up to and including the 10th year from the date of the option agreement, which payments shall only be made if the Company successfully operates the Mill during any part of the year in which payment is due. The Mill is currently non-operational.
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

8. Income Taxes
The components of the Company’s deferred tax asset as of August 31, 2007, is as follows:

Net operating losses	$377,558
Statutory tax rate	35%
Deferred tax asset	132,145
Valuation allowance	(132,145)

Net deferred tax asset	$—

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

On November 20, 2007, the Company issued a total of 8,758,600 post-split common shares at a price of US$0.375 per post-split common share under a private placement for gross proceeds of $3,284,475 (net proceeds of $2,999,016). Each common share was issued with one non-transferable share purchase warrant. Each warrant entitles the holder thereof to purchase an additional common share at a price of $0.50 per post-split share until the close of business on November 14, 2009. As of November 30, 2007 private placement proceeds of $831,225 from signed subscription agreements for 2,216,600 shares of common shares had not been received and were recorded as of November 30, 2007, as stock subscription receivables. The stock subscription receivables were collected on December 4, 2007.

The private placement provides for certain registration rights whereby the Company could incur penalties if a registration statement is not filed or declared effective by the SEC on a timely basis pursuant to the registration rights agreements. Under the agreements, the Company must file a registration statement registering for resale the shares within 60 calendar days following the closing of the private placement, which occurred on November 14, 2007. Furthermore, the Company is to use commercially reasonable efforts to cause such registration statement to become effective within 120 calendar days after the closing of the private placement (or, in the event of a full review of the registration statement by the SEC, 180 calendar days after the closing of the private placement). If the registration statement is not filed on a timely basis or is not declared effective by the SEC for any reason on a timely basis, the Company will be required to make a payment to the subscribers in an amount equal to 2.0% of the purchase price paid for the Units by the subscriber for each Unit then held by the subscriber, and an additional 2.0% payment each 30-day period thereafter until the registration statement is filed or declared effective by the SEC, as the case may be; provided, however, that in no event shall these late registration payments, if any, exceed in the aggregate 15.0% of the total purchase price paid for all Units sold in the private placement. Thus, the maximum monetary penalty that the Company could incur under the penalty provision of the registration rights agreement is $492,671. Under the registration rights agreements, the requirement to keep a registration statement current and effective is suspended upon the earlier of (i) the first anniversary of the closing date, (i) the date that each investor is able to sell the shares without limitation under SEC Rule 144, or (iii) at such time that shares purchased by the investors have been sold.
The Company timely filed a registration statement to register the shares sold in the private placement, and such registration statement was chosen for full review by the SEC. Additionally, due to recent changes to SEC Rule 144, the investors will be able to sell all shares they purchased in the private placement upon the six month anniversary of the closing date. Thus, the Company has not recorded a liability in connection with the penalty provisions of the registration rights agreements because it believes that it is not probable that an event can occur which will trigger a penalty payment under the agreements.

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

EXHIBITS TO FORM 10-KSB

Exhibit
Number	Description
23.1	Consent of E. D. Black, P.E.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for C. Stephen Guyer.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis and C. Stephen Guyer.