Form 10QSB/A
period 2007-11-30
COLORADO GOLDFIELDS INC.
filed 2008-03-03
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
Amendment No. 1

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
As of December 31, 2007, there were 96,843,600 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 6. Exhibits
SIGNATURES
Exhibit Index
Certification Pursuant to Section 302 for Todd C. Hennis
Certification Pursuant to Section 302 for C. Stephen Guyer
Certification Pursuant to Section 906 for Todd C. Hennis
Certification Pursuant to Section 906 for C. Stephen Guyer

PART I — FINANCIAL INFORMATION
Item 1.                Financial Statements.
     It is the opinion of management that the interim financial statements for the quarter ended November 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	November 30,	August 31,
	2007	2007

	(unaudited)
ASSETS
Current Assets
Cash	$1,473,350	$22,046
Restricted cash (Note 3)	—	19,965
Stock subscription receivables (Note 5)	831,225	—
Prepaid expenses	29,332	6,739

Total Current Assets	2,333,907	48,750

Non-Current Assets
Property, plant and equipment (Note 7)	1,536,340	1,400,677
Other	26,817	14,120

Total Non-Current Assets	1,563,157	1,414,797

Total Assets	$3,897,064	$1,463,547

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable (Note 6)	$60,305	$76,446
Accrued liabilities	304,944	28,426
Advances payable (Note 4)	—	400,733
Note payable (Note 4)	—	100,000

Total Current Liabilities	365,249	605,605

Non-Current Liabilities
Long-term debt (Note 7)	650,000	650,000
Asset retirement obligation (Note 7)	500,000	500,000

Total Non-Current Liabilities	1,150,000	1,150,000

Total Liabilities	1,515,249	1,755,605

Contingencies and Commitments (Notes 5, 6, 7, 8 and 9)

Stockholders’ Equity (Deficit)
Common stock, 1,185,000,000 shares authorized, $0.001 par value; 96,843,600 shares issued and outstanding	3,055,266	56,250
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(702,701)	(377,558)

Total Stockholders’ Equity (Deficit)	2,381,815	(292,058)

Total Liabilities and Stockholders’ Equity	$3,897,064	$1,463,547

(The Accompanying Notes are an Integral Part of These Financial Statements)

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

			Accumulated from
	For the Three	For the Three	February 11, 2004
	Months	Months	(Date of Inception)
	Ended	Ended	to
	November 30,	November 30,	November 30,
	2007	2006	2007
Revenue	$—	$—	$—

Other (income) expense
Other income	—	—	(1,048)
Donated rent (Note 6)	—	750	9,750
Donated services ( Note 6)	—	1,500	19,500
General and administrative	81,524	(14)	145,972
Mineral property and exploration costs	177,150	4,247	306,102
Professional fees	52,378	9,320	197,200
Interest expense	14,091	—	25,225

Net Loss	$325,143	$15,803	$702,701

Net Loss Per Share - Basic and Diluted	*	*

Weighted Average Shares Outstanding	89,047,484	88,085,000

*	Amount is less than $(0.01) per share.
(The Accompanying Notes are an Integral Part of These Financial Statements)

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars) (unaudited)

	For the Three	For the Three	Accumulated from
	Months	Months	February 11, 2004
	Ended	Ended	(Date of Inception) to
	November 30,	November 30,	November 30,
	2007	2006	2007

Cash Flows Used in Operating Activities:
Net loss	$(325,143)	$(15,803)	$(702,701)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	—	2,250	29,250

Change in operating assets and liabilities:
Decrease in restricted cash	19,965	—	—
Increase in prepaid expenses	(22,593)	—	(29,332)
(Decrease) increase in accounts payable	(16,141)	8,342	60,305
Increase in accrued liabilities	26,518	—	54,944
Increase in other assets	(12,697)	—	(26,817)

Net cash provided by (used in) operating activities	(330,091)	(5,211)	(614,351)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(135,663)	—	(386,340)

Net cash used in investing activities	(135,663)	—	(386,340)

Cash Flows From Financing Activities:
Advances received	—	—	405,733
Repayment of advances	(400,733)	—	(405,733)
Advances from related party	—	—	10,052
Repayment of advances from related party	—	—	(10,052)
Proceeds from note payable	—	5,000	100,000
Repayment of note payable	(100,000)	—	(100,000)
Net proceeds from issuance of common stock	2,417,791	—	2,474,041

Net cash provided by financing activities	1,917,058	5,000	2,474,041

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows (cont.)
(Expressed in US dollars) (unaudited)

	For the Three	For the Three	Accumulated from
	Months	Months	February 11, 2004
	Ended	Ended	(Date of Inception) to
	November 30,	November 30,	November 30,
	2007	2006	2007
Increase (Decrease) in Cash	1,451,304	(211)	1,473,350

Cash — Beginning of Period	22,046	9,284	—

Cash — End of Period	$1,473,350	$9,073	$1,473,350

Supplemental Disclosures:
Interest paid	$17,641	$—	$25,224
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Common stock issued for subscription receivable	$831,225	$—	$831,225

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

(The Accompanying Notes are an Integral Part of These Financial Statements)

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Stockholders Equity
(Expressed in US dollars)
(unaudited)

				Deficit
				Accumulated	Total
				During the	Stockholders’
	Common Stock		Donated	Exploration	Equity
Number of Shares	Shares	Amount	Capital	Stage	(Deficit)

Balances — February 11, 2004 (Date of inception)	—	$—	$—	$—	$—
Issuance of common stock for cash	39,500,000	2,500	—	—	2,500
Donated services and rent	—	—	4,500	—	4,500
Net loss	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	39,500,000	2,500	4,500	(5,898)	1,102
Issuance of common stock for cash	48,585,000	53,750	—	—	53,750
Donated services and rent	—	—	9,000	—	9,000
Net loss	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	88,085,000	56,250	13,500	(41,217)	28,533
Donated services and rent	—	—	9,000	—	9,000
Net loss	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	88,085,000	56,250	22,500	(77,365)	1,385
Donated services and rent	—	—	6,750	—	6,750
Net loss	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	88,085,000	56,250	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $285,459) (Note 5)	6,542,000	2,167,791	—	—	2,167,791
Issuance of common stock for stock subscription receivable (Note 5)	2,216,600	831,225	—	—	831,225
Net loss	—	—	—	(325,143)	(325,143)

Balances — November 30, 2007	96,843,600	$3,055,266	$29,250	$(702,701)	$2,381,815

Colorado Goldfields Inc.
Formerly Garpa Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007
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

Going Concern and Management’s Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital surplus of $1,968,658 at November 30, 2007, incurred a net loss of $325,143 for the three months ended November 30, 2007, and a deficit accumulated during the exploration stage of $702,701 for the period from February 11, 2004 (inception) through November 30, 2007. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise considerable doubt about the Company’s ability to continue as a going concern. As discussed in Note 5, the Company received gross proceeds of $3,284,475 from equity financings which will enable the Company to commence mining exploration activities on the properties it has under option in San Juan County, Colorado, and fund its operations through most of the fiscal year ended August 31, 2008.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.	Summary of Significant Account Policies
a)	Basis of Presentation

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at November 30, 2007 and the results of operations and cash flows of the Company for the three months ended November 30, 2007 and 2006. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

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

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Colorado. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

6.	Related Party Transactions
a)	During the three months ended November 30, 2007 and 2006, the Company recognized a total of nil and $1,500, respectively, for donated services and nil and $750, respectively, for donated rent provided by an officer and director of the Company.

b)	On June 17, 2007, the Company entered into an executive employment agreement with Mr. Todd C. Hennis (“Hennis”), whereby the Company agreed to employ Hennis as Chief Executive Officer and President for the term of 18 months ending December 17, 2008, in consideration for: (1) monthly salary of $8,000 per month for the first six months, to be increased to not less than $8,500 per month thereafter; (2) monthly automobile allowance of $350 per month, plus reimbursement for mileage at the IRS standard rate; (3) certain employee benefits, including group health insurance, pension and profit sharing and other benefits elected; (4) the agreement by the Company to grant stock options to purchase up to 300,000 shares of common stock at an exercise price equal to the fair market value of the common shares as of the date of grant. As of January 14, 2008, the Company has not yet obtained the necessary approvals to grant the options as outlined under the agreement.

c)	The Company has also verbally agreed to grant its Chief Financial Officer, Gary Schellenberg, options to purchase up to 500,000 common shares of the Company. In addition, the Company has hired an exploration manager who is scheduled to start work in February 2008 and to whom the Company has verbally agreed to grant options to purchase 400,000 shares of common stock, with such options to vest over a three year period. All of the options would be exercisable at a price equal to the fair market value as of the date of grant. As of January 14, 2008, the Company has not yet obtained the necessary approvals to grant the options as outlined under the agreement.

d)	Accounts payable at November 30, 2007, include $17,392 due to affiliated companies for mineral property and exploration costs.

7.	Mineral properties
a)	On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller which is secured by the property bearing interest at 7% per year with interest only payable monthly for two years, with all unpaid principal due June 29, 2009. Interest expense for the three months ended November 30, 2007 was $11,375.

In connection with the acquisition of the Mill, the Company is further obligated to replace a bond that the seller has on deposit with the Colorado Division of Reclamation, Mining, and Safety. In December 2007, the Company initiated procedure for the replacement of the bond.

b)	On June 17, 2007 the Company entered into an option agreement, amended November 8, 2007, among the Company as optionee, and San Juan Corp., a company controlled by Hennis as optionors, whereby the Company was granted the exclusive right and option to acquire an 80% undivided right, title and interest in certain properties located in San Juan County, Colorado, which option is to be exercised by the Company in stages as follows:
(i)	an undivided 40% interest in the properties is to vest upon the Company incurring expenditures of not less than $6,000,000 on the properties within five years from the date of the option agreement;

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

(iii)	cash payment of $200,000 within two years from the date of the option agreement; and

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

Item 6. Exhibits.

Exhibit
Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for C. Stephen Guyer*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for C. Stephen Guyer*

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLORADO GOLDFIELDS INC.

By:	/s/ Todd C. Hennis
Todd C. Hennis
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: February 29, 2008

Exhibit Index

Exhibit
Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for C. Stephen Guyer*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for C. Stephen Guyer*