Form 10QSB
period 2008-02-29
COLORADO GOLDFIELDS INC.
filed 2008-04-11
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008

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
As of March 31, 2008 there were 96,843,600 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

COLORADO GOLDFIELDS INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED FEBRUARY 29, 2008

PART I — FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

Balance Sheets — February 29, 2008 (Unaudited) and August 31, 2007	2

Statements of Operations (Unaudited) For the Three and Six Months Ended February 29, 2008, February 28, 2007, and For the Period from February 11, 2004 (inception) through February 29, 2008	3

Statements of Cash Flows (Unaudited) For the Six Months Ended February 29, 2008, February 28, 2007, and For the Period from February 11, 2004 (inception) through February 29, 2008	4

Statements of Stockholders’ Equity (unaudited) For the Period February 11, 2004 (inception) through February 29, 2008	5

Notes to the Unaudited Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13

ITEM 3. CONTROLS AND PROCEDURES	17

PART II — OTHER INFORMATION	19

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	20

SIGNATURES	22

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Balance Sheets — February 29, 2008 (Unaudited) and August 31, 2007
(Expressed in US dollars)

	February 29,	August 31,
	2008	2007
	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,393,697	$22,046
Restricted cash (Note 3)	—	19,965
Prepaid expenses and other	71,596	6,739

Total Current Assets	1,465,293	48,750

Non-Current Assets
Property, plant and equipment (Note 4)	1,582,228	1,400,677
Reclamation bond (Note 4)	318,154	—
Other	26,217	14,120

Total Non-Current Assets	1,926,599	1,414,797

Total Assets	$3,391,892	$1,463,547

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities Accounts payable (Note 8)	$112,177	$76,446
Accrued liabilities	56,515	28,426
Advances payable (Note 5)	—	400,733
Note payable (Note 5)	—	100,000

Total Current Liabilities	168,692	605,605

Non-Current Liabilities
Long-term debt (Note 4)	650,000	650,000
Asset retirement obligation (Note 4)	500,000	500,000

Total Non-Current Liabilities	1,150,000	1,150,000

Total Liabilities	1,318,692	1,755,605

Contingencies and Commitments (Notes 6, 7, 8, 9 and 10)

Stockholders’ Equity (Deficit)
Common stock, 1,185,000,000 shares authorized, $0.001 par value; 96,843,600 shares issued and outstanding	56,250	56,250
Additional paid in capital	3,869,680	—
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(1,881,980)	(377,558)

Total Stockholders’ Equity (Deficit)	2,073,200	(292,058)

Total Liabilities and Stockholders’ Equity	$3,391,892	$1,463,547

(The Accompanying Notes are an Integral Part of These Financial Statements)

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Statements of Operations (Unaudited) For the Three and Six Months Ended February 29, 2008,
February 28, 2007, and For the Period from February 11, 2004 (inception) through February 29, 2008
(Expressed in US dollars)

					Accumulated
	For the Three	For the Three	For the Six	For the Six	from February 11,
	Months	Months	Months	Months	2004 (Date of
	Ended	Ended	Ended	Ended	Inception) to
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007	February 29, 2008

Revenue	$—	$—	$—	$—	$—

Interest income	(8,176)	—	(8,176)		(9,224)
Donated rent (Note 8)	—	750	—	1,500	9,750
Donated services (Note 8)	—	1,500	—	3,000	19,500
General and administrative	111,346	191	192,870	177	257,318
Stock-based compensation (Note 7)	862,337	—	862,337	—	862,337
Mineral property and exploration costs	8,428	696	185,578	4,943	314,530
Professional fees	193,969	12,700	246,347	22,020	391,169
Interest expense	11,375	—	25,466	—	36,600

Net Loss	$ (1,179,279)	$(15,837)	$(1,504,422)	$ (31,640)	$(1,881,980)

Net Loss Per Share — Basic and Diluted	$(0.01)	*	$(0.01)	*

Weighted Average Shares Outstanding	96,843,600	88,085,000	92,945,542	88,085,000

*	Amount is less than $(0.01) per share.
(The Accompanying Notes are an Integral Part of These Financial Statements)

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited) For the Six Months Ended February 29, 2008, February 28, 2007,
and For the Period from February 11, 2004 (inception) through February 29, 2008
(Expressed in US dollars)

	For the Six	For the Six	Accumulated from
	Months	Months	February 11, 2004
	Ended	Ended	(Date of Inception) to
	February 29, 2008	February 28, 2007	February 29, 2008

Cash Flows Used in Operating Activities:

Net loss	$(1,504,422)	$(31,640)	$(1,881,980)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	—	4,500	29,250
Depreciation	22	—	22
Stock-based compensation (Note 7)	862,337	—	862,337

Change in operating assets and liabilities:
Decrease in restricted cash	19,965	—	—
Increase in prepaid expenses and other	(64,857)	—	(71,596)
Increase in accounts payable	35,731	5,532	112,177
Increase in accrued liabilities	28,089	—	56,515
Increase in reclamation bond	(318,154)	—	(318,154)
Increase in other assets	(12,097)	—	(26,217)

Net cash used in operating activities	(953,386)	(21,608)	(1,237,646)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(181,573)	—	(432,250)

Net cash used in investing activities	(181,573)	—	(432,250)

Cash Flows From Financing Activities:
Advances received	—	—	405,733
Repayment of advances (Note 5)	(400,733)	—	(405,733)
Advances from related party	—	10,000	10,052
Repayment of advances from related party	—	—	(10,052)
Proceeds from note payable	—	5,000	100,000
Repayment of note payable (Note 5)	(100,000)	—	(100,000)
Net proceeds from issuance of common stock	3,007,343	—	3,063,593

Net cash provided by financing activities	2,506,610	15,000	3,063,593

Increase (Decrease) in Cash and cash equivalents	1,371,651	(6,608)	1,393,697

Cash and cash equivalents- Beginning of Period	22,046	9,284	—

Cash and cash equivalents- End of Period	$1,393,697	$2,676	$1,393,697

Supplemental Disclosures:
Interest paid	$25,466	$—	$33,049
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

(The Accompanying Notes are an Integral Part of These Financial Statements)

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Statements of Stockholders’ Equity (unaudited) For the Period February 11, 2004 (inception) through
February 29, 2008
(Expressed in US dollars)

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders’
	Common Stock		Paid in	Donated	Exploration	Equity
Number of Shares	Shares	Amount	Capital	Capital	Stage	(Deficit)

Balances — February 11, 2004 (Date of inception)	—	$—	$—	$—	$—	$—

Issuance of common stock for cash	39,500,000	2,500	—	—	—	2,500
Donated services and rent	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	39,500,000	2,500	—	4,500	(5,898)	1,102
Issuance of common stock for cash	48,585,000	53,750	—	—	—	53,750
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	88,085,000	56,250	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	88,085,000	56,250	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	88,085,000	56,250	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $277,132) (Note 7)	8,758,600	—	3,007,343	—	—	3,007,343
Stock-based compensation	—	—	862,337	—	—	862,337
Net loss	—	—	—	—	(1,504,422)	(1,504,422)

Balances — February 29, 2008	96,843,600	$56,250	$3,869,680	$29,250	$(1,881,980)	$2,073,200

(The Accompanying Notes are an Integral Part of These Financial Statements)

Colorado Goldfields Inc.
Formerly Garpa Resources, Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
February 29, 2008
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

Going Concern and Management’s Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital surplus of $1,296,601 at February 29, 2008, incurred a net loss of $1,179,279 and $1,504,422 for the three and six months ended February 29, 2008, respectively, and a deficit accumulated during the exploration stage of $1,881,980 for the period from February 11, 2004 (inception) through February 29, 2008. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 7, the Company received gross proceeds of $3,284,475 from equity financings which will enable the Company to commence mining exploration activities on its optional properties in San Juan County, Colorado, and fund its operations through the fiscal year ended August 31, 2008. During March 2008, the Company signed a non-binding letter of intent to acquire a controlling interest in a company that owns and operates a producing mine in Mexico (Note 10) which if consummated would require the Company to raise additional funds.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result form the possible inability of the Company to continue as a going concern.

2.	Summary of Significant Account Policies
a)	Basis of Presentation

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at February 29, 2008 and the results of operations and cash flows of the Company for the three and six months ended February 29, 2008 and February 28, 2007, respectively. Operating results for the three and six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-KSB, and amended 10-KSB/A for the year ended August 31, 2007.

b)	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty In Income Taxes, an interpretation of FASB Statements No. 109,” on September 1, 2007. There were no unrecognized tax benefits and accordingly, there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Colorado. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

c)	Share Based Payments

SFAS 123(R), “Share-Based Payment,” requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company utilizes the Black-Scholes option-pricing model to determine fair value (See Note 7).

3.	Restricted Cash

During the year ended August 31, 2007, the Company prepaid $19,965 of outstanding fees and disbursements with respect to the promissory note as disclosed in Note 5. This amount, which was held in escrow by the Company’s legal representative, was ultimately used to repay the aforementioned promissory note in November 2007.

4.	Property, plant and equipment

On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller which is secured by the property bearing interest at 7% per year with interest only payable monthly for two years, with all unpaid principal due June 29, 2009. Interest expense related to the Mill note for the three and six months ended February 29, 2008 was $11,375 and $22,750, respectively.

In connection with the acquisition of the Mill, the Company was obligated to replace a bond that the seller had on deposit with the Colorado Division of Reclamation, Mining, and Safety. In December 2007, the Company purchased a bond totaling $318,154.

Property, plant and equipment consist of the following as of February 29, 2008:

Computer equipment	$782
Mine and drilling equipment	43,878
Mobile mining equipment	46,250
Land and mill	1,491,340

1,582,250
Less accumulated depreciation	(22)

$1,582,228

A significant portion of the Company’s property, plant and equipment has not yet been placed in service. Depreciation expense for computer equipment was $22 for the three and six months ended February 29, 2008.

5.	Notes and Advances Payable

On May 15, 2007, the Company issued a promissory note to an unrelated third party in exchange for cash proceeds of $100,000. Under the terms of the promissory note, interest was accrued at 12% per annum. The promissory note, including all principal and interest totaling $106,267 was repaid on November 9, 2007. In addition, through August 2007, the Company received a total of $400,733 in unsecured non-interest bearing advances from an unrelated third party. The advances were repaid in November, 2007. The note and advances payable were repaid from the proceeds of the private placement described in Note 7.

6.	Mineral properties interests
a)
On June 17, 2007, the Company entered into an option agreement, amended November 8, 2007, among the Company as optionee, and San Juan Corp., a company controlled by Mr. Todd C. Hennis (“Hennis”) as optionors, whereby the Company was granted the exclusive right and option to acquire an 80% undivided right, title and interest in certain properties located in San Juan County, Colorado, which option is to be exercised by the Company in stages as follows:

(i)	an undivided 40% interest in the properties is to vest upon the Company incurring expenditures of not less than $5,000,000 on the properties within five years from the date of the option agreement;

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

(v)
Pursuant to the option agreement, the Company: (i) has been appointed as the initial operator on the properties, with certain rights and obligations as described in the option agreement; and (ii) has executed and entered into an employment agreement with Hennis, as described in Note 8(b).

The option agreement: (i) will terminate in the event the Company fails to make any of the payments required to maintain the option in good standing; and (ii) notwithstanding anything else in the option agreement, may be terminated by the Company within 18 months from date of the option agreement by providing 10 days’ written notice to the optionors.

In connection with the option agreement, the Company also entered into a surface rights agreement with the optionors whereby the Company was granted a right-of-way to enter upon the San Juan Properties to perform mining exploration activities while the option agreement is in good standing. Under the surface rights agreement, the Company is required to:

(i)	prepare and present to the optionors a development plan which details the scope and timing of exploration and mining activities on the San Juan Properties;

(ii)	maintain the roads and power line right-of-ways;

(iii)	construct safety fences and maintain surface facilities on the San Juan Properties;

(iv)	maintain automobile insurance in connection with the Company’s vehicles traveling over the San Juan Properties;

(v)
perform restoration and reclamation on the San Juan Properties upon termination of the Company’s operations on the land, including returning the land to “Range Land” post-mining use standard as that term is used in the Colorado Mined Land Reclamation Act;

(vi)	protect existing water resources, including mitigating or eliminating the impact of the Company’s activities on domestic or stock water wells in the vicinity of the San Juan Properties;

(vii)	properly store and remove hazardous materials; and

(viii)	indemnify the optionors for losses and liabilities they may incur due to the Company’s activities on the San Juan Properties.

The Company is also required to pay or reimburse the optionors for all annual property taxes on the San Juan Properties and for any additional taxes which may be assessed on the San Juan Properties by reason of improvements that we place on the San Juan Properties. The surface rights agreement terminates upon the earlier of (i) termination of the mineral rights on the San Juan Properties; (ii) complete reclamation and restoration of the San Juan Properties; (iii) termination of the option agreement prior to our exercising the option; (iv) failure to pay the property or other taxes on the San Juan Properties; or (v) June 17, 2032.

b)
The Company finalized an option agreement on December 19, 2007, with an unrelated party, whereby the Company paid $10,000 for the rights to acquire a 3% net smelter royalty and a 2.5% net profit interest on the Gold King Mine, and a 2% net smelter royalty and 2.5% net profit interest on the Mayflower Mine for a one time payment of $250,000. The option expires on November 21, 2008.

7.	Stockholder’s Equity

Common shares

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

On November 20, 2007, the Company issued a total of 8,758,600 post-split common shares at a price of $0.375 per post-split common share under a private placement for gross proceeds of $3,284,475 (net proceeds of $3,007,343). Each common share was issued with one non-transferable share purchase warrant. Each warrant entitles the holder thereof to purchase an additional common share at a price of $0.50 per post-split share until the close of business on November 14, 2009.

The private placement provides for certain registration rights whereby the Company could incur penalties if a registration statement is not filed or declared effective by the Securities Exchange Commission (“SEC”) on a timely basis pursuant to the registration rights agreement. Under the agreements, the Company must file a registration statement registering for resale the shares within 60 calendar days following the closing of the private placement, which occurred on November 14, 2007. Furthermore, the Company is to use commercially reasonable efforts to cause such registration statement to become effective within 120 calendar days after the closing of the private placement (or, in the event of a full review of the registration statement by the SEC, 180 calendar days after the closing of the private placement). If the registration statement is not filed on a timely basis or is not declared effective by the SEC for any reason on a timely basis, the Company will be required to make a payment to the subscriber for each unit then held by the subscriber, and an additional 2.0% payment each 30-day period thereafter until the registration statement is filed or declared effective by the SEC, as the case may be; provided, however, that in no event shall these late registration payments, if any, exceed in the aggregate 15.0% of the total purchase price paid for all units sold in the private placement. Thus, the maximum monetary penalty that the Company could incur under the penalty provision of the registration rights agreement is $492,671. Under the registration rights agreements, the requirement to keep a registration statement current and effective is suspended upon the earlier of (i) the first anniversary of the closing date, (ii) the date that each investor is able to sell the shares without limitation under SEC Rule 144, or (iii) at such time that shares purchased by the investors have been sold.

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

Stock options

In February 2008, the Company approved the 2008 Stock Incentive Plan (“2008 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company. The 2008 Plan provides that awards may be granted for up to 9,600,000 shares of the Company’s common shares. Terms of exercise, vesting and expirations of options granted under the 2008 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years. The exercise price of an incentive stock option may not be less than 100% of the fair market value of a share on a date of grant. For a non-statutory stock option, it may not be less than 85%.

The Company recorded compensation expense related to stock options of $862,337 for the three and six month periods ended February 29, 2008. As of February 29, 2008, the Company had $254,863 of unrecognized compensation cost related to stock options, which is expected to be realized over a period of 2.5 years. During the three and six months ended February 29, 2008, the Company granted 1,600,000 options to purchase the Company’s common stock. The fair value of the options granted during the three and six months ended February 29, 2008 was estimated on grant date using the Black-Scholes option-pricing model with the following assumptions:

Volatility	185%
Dividend yield	0%
Risk-free interest rate	2.81% to 3.41%
Expected life (years)	5 to 6.5

The expected volatility was based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The U.S. Treasury bill rate for the expected life of the stock options was utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding. The Company does not have historical exercise trends to analyze. Therefore, the expected term used by management was calculated in accordance with the Staff Accounting Bulletin 107 “Share-Based Payment” (“SAB 107”) for “plain-vanilla” options.

A summary of option activity under the 2008 Plan for the six months ended February 29, 2008 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at September 1, 2007	—	$—
Granted	1,600,000	0.71
Exercised	—	—
Cancelled	—	—

Outstanding at February 29, 2008	1,600,000	$0.71	10	$64,000

Exercisable at February 29, 2008	1,266,666	$0.70	10	$60,667

The weighted-average grant-date fair value of options granted during the six months ended February 29, 2008 was $0.70.

The following table presents information relating to nonvested stock options as of February 29, 2008:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Nonvested at September 1, 2007	—	$—
Granted	1,600,000	0.70
Vested	(1,266,666)	(0.68)

Nonvested at February 29, 2008	333,334	$0.77

8.	Related Party Transactions
a)
During the three and six months ended February 28, 2007, the Company recognized $1,500 and $3,000, respectively, for donated services and $750 and $1,500, respectively, for donated rent provided by an officer and director of the Company. In addition, the Company recognized $37,876 and $38,956 for the three and six months ended February 29, 2008, respectively for mineral property and exploration costs that were incurred by a company partially owned by an officer and director of the Company.

b)
On June 17, 2007, the Company entered into an executive employment agreement with Hennis, whereby the Company agreed to employ Hennis as Chief Executive Officer and President for the term of 18 months ending December 17, 2008, in consideration for: (1) monthly salary of $8,000 per month for the first six months, to be increased to not less than $8,500 per month thereafter; (2) monthly automobile allowance of $350 per month, plus reimbursement for mileage at the IRS standard rate; (3) certain employee benefits, including group health insurance, pension and profit sharing and other benefits elected. Pursuant to the terms of the executive employment agreement, effective January 17, 2008, Hennis’ monthly salary increased to $10,000 per month.

c)	Accounts payable at February 29, 2008, include $3,039 due to affiliated companies for general and administrative costs.
9.	Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. Although unable to estimate minimum costs, if any, in the opinion of management, the ultimate disposition of these matters will likely not have a material adverse impact either individually or in the aggregate on future results of operations, financial position or cash flows of the Company.

10.	Subsequent Events

Letter of intent

The Company signed a letter of intent in March, 2008 to acquire a 75% of the capital stock of Besmer, S.A. de C.V. (“Besmer”). Besmer currently operates the El Barreno, Remedios, and La Zacatecana silver mines in the states of Zacatecas and Durango, Mexico, and also operates the Bocas Hacienda flotation mill near Suchil, Mexico. The letter of intent contemplates a purchase price of $3,000,000, with $750,000 payable at closing and $2,250,000 payable over a four year period with 6% interest on the unpaid balance in exchange for 75% of the outstanding shares of Besmer. The Company would also agree to provide for a loan of up to $5,000,000, subject to individual project economics acceptable to it, to expand production at the mines, payable with any future operating profits.

The Company may acquire a 2% net smelter royalty on the Besmer owned concessions within four years for $350,000. In addition, the royalty can be partially purchased by the Acquirer as follows: for the royalty rights in La Zacatecana and La Virginia, $115,500, for the royalty rights in Remedios, $105,000, for the royalty rights in El Barreno, $105,000 and for the royalty rights at Los Angeles, $24,500.

The letter of intent calls for a 60-day due diligence period and the letter of intent will terminate if definitive agreements have not been reached by May 25, 2008. The Company has paid a $50,000 deposit in connection with the letter of intent which is non-refundable unless material discrepancies are discovered during the due diligence phase.

Consulting agreement

The Company signed a two year agreement for financial consulting services beginning April 1, 2008. Under the terms of the agreement dated March 31, 2008, the Company shall pay the consultant $9,000 per quarter and shall give the consultant warrants to purchase up to 250,000 shares of the Company’s stock, of which 62,500 warrants will vest on the agreement date and 62,500 warrants will vest upon each six month anniversary of the agreement date. The warrants have an exercise price of $0.58 per share and have a two year life.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion and analysis should be read in conjunction with our Financial Statements and Notes to the Financial Statements filed with our Form 10-KSB, and amended Form 10-KSB/A for the year ended August 31, 2007.
Our financial statements included in this report have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. While we had a surplus in working capital of approximately $1,296,600 at February 29, 2008, we incurred a net loss of $1,179,300 and $1,504,400 for the three and six months ended February 29, 2008, respectively, and an accumulated deficit during the exploration stage of $1,882,000 for the period from February 11, 2004 (inception) through February 29, 2008. Accordingly, we have not generated cash flow from operations and have primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund our operations.
Due to our financial uncertainty, the report of our independent auditors as of and for the year ended August 31, 2007, included an explanatory paragraph regarding our ability to continue as a going concern. As discussed below, we received gross proceeds of approximately $3,284,500 from equity financings in November and December 2007, which we believe should enable us to commence mineral exploration activities on the San Juan Properties and fund our operations through most of the fiscal year ended August 31, 2008. During March 2008, the Company signed a letter of intent to acquire a controlling interest in a company that owns and operates a producing mine in Mexico, which if consummated would require the Company to raise additional funds.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of our company to continue as a going concern.
Introduction
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three and six months ended February 29, 2008 and compares those results to the three and six months ended February 28, 2007.
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

We intend to seek equity and/or debt funding to explore and evaluate the San Juan Properties. In November 2007, we sold 8,758,600 Units to 24 offshore subscribers and four U.S. subscribers at a price of $0.375 per unit ($0.75 per Unit before taking into effect our forward stock split of our authorized, issued and outstanding common stock as reported on our Current Report on Form 8-K filed with the SEC on November 2, 2007), for an aggregate subscription amount of approximately $3,284,500. Each Unit consisted of one share of common stock and one common stock purchase warrant, which warrant entitles the holder to purchase one additional share of our common stock at a price of $0.50 per share (or $1.00 pre-split), for a period of two years from the closing of the private placement.
Plan of Operation
Our plan of operation for fiscal 2008 is to continue seeking funding for our operations and mining exploration program on the San Juan Properties that began in the fall of 2007. Our option agreement to acquire an 80% interest in the San Juan Properties requires us to expend $13 million on the properties, and we currently believe that expenditure of that amount will ready the mine for production assuming that economically feasible reserves exist, although we cannot give any assurances that additional funds will not be necessary.
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
Liquidity and Capital Resources
We were formed in early 2004 and have primarily had limited activity until our acquisition of the option to acquire interests in the San Juan Properties. Since we have received no revenue from the production of gold or other metals, we have relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception.
We are dependent on additional financing to continue our exploration and integration efforts in the future and, if warranted, to develop and commence mining operations. Our capital requirements for the foreseeable future include continued exploration of the San Juan Properties, payments required to keep the option in good standing and our corporate overhead expenses. Based on our current estimates, we expect that we will have sufficient cash to continue our exploration program, pay option holding costs and pay necessary administrative expenses for the remainder of the fiscal year ending August 31, 2008. Beyond that time, we expect that we will require additional funding to continue operation. We are actively seeking additional equity and debt financing.
As of February 29, 2008, we had cash and cash equivalents of approximately $1,393,700, other current assets of $71,600 and current liabilities of $168,700. We used cash and cash equivalents of $953,400 in operating activities for the six months ended February 29, 2008. Investing activities for the six months ended February 29, 2008 consisted of the purchase of property, plant and equipment of $181,600. Financing activities for the six months ended February 29, 2008 included net proceeds of $3,007,300 from the issuance of 8,758,600 common shares at a price of $0.375 per share from an equity private placement. Approximately $500,700 of the proceeds was used to repay promissory notes and advances during the six months ended February 29, 2008.
Results of Operations
We are presently in the exploration stage of our business and have not earned any revenues to date, and we do not anticipate earning revenues until we acquire and develop mining properties with proven reserves. For the three months ended February 29, 2008, we incurred a net loss of approximately $1,179,300 compared to a net loss of approximately $16,000 for the three months ended February 28, 2007. For most of fiscal year 2007, our operations were limited. In the last two fiscal quarters of 2007, we began negotiations for and completed (i) the acquisition of the Pride of the West Mill in Howardsville, Colorado and (ii) the option agreement with Todd C. Hennis and his company, San Juan Corp., with respect to the San Juan Properties and an employment agreement with Mr. Hennis.
The increase in our net loss in for the three months ended February 29, 2008 compared to same period in 2007 was primarily due to stock-based compensation and expenses incurred for professional fees and management costs. During February 2008, we approved a stock option plan and granted 1,600,000 options to employees, officers and directors of our company which resulted in the recognition of $862,300 of stock-based compensation for the three months ended February 29, 2008, while no such expense existed in fiscal year 2007.

During the three months ended February 29, 2008, we incurred approximately $194,000 of legal and accounting fees compared to $12,700 of professional fees during the same period in fiscal 2007. The increase is primarily attributable to the costs associated with the securities related matters including completion of our Form 10-KSB and our company’s filing of the Form SB-2 (subsequently converted to Form S-1) during the three months ended February 29, 2008. Also in connection with our increased activities during the second quarter in fiscal 2008 and due to having a full-time employee and the hiring of a part-time chief financial officer in February, 2008, we incurred increased general and administrative expenses of approximately $111,300 compared to no similar expenses during the second quarter in fiscal 2007.
We also had interest expense of approximately $11,400 related to the mortgage on the Pride of the West Mill during the three months ended February 29, 2008, while no similar expenses were incurred for the same period in fiscal year 2007. We also had interest income of $8,200 during the three months ended February 29, 2008 due to the investing of the net proceeds from our private placement in November 2007.
For the six months ended February 29, 2008, we incurred a net loss of $1,504,400 compared to a net loss of $31,600 for the six months ended February 28, 2007. As noted above, we implemented a stock option plan in February 2008 which accounted for $862,300 of the increased net loss for the six months ended February 29, 2008. General and administrative costs were $192,900 versus $177 for the six months ended February 29, 2008 and February 28, 2007 respectively, and increased due to the hiring of Mr. Hennis and the costs associated with increased costs due to the business activities associated with the management of the properties and raising capital for the Company. Mineral property and exploration costs increased approximately $180,600 for the six months ended February 29, 2008 from the comparable period in fiscal year 2007 due to drilling and geological assessments at the Gold King mine.
Professional fees were $246,300 for the six months ended February 29, 2008 versus $22,000 for the six months ended February 28, 2007 due to the additional securities and environmental work performed in the 2008 fiscal year. Interest expense of $25,500 was incurred for the six months ended February 29, 2008 primarily due to the interest payments on the mortgage on the Pride of the West Mill, while no similar expenses were incurred for the same period in fiscal year 2007.
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
Long-lived Assets: We periodically evaluates the carrying value of property, plant and equipment costs, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”
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

Stock- Based Compensation: SFAS 123(R), “Share-Based Payment”, requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). We utilize the Black-Scholes option-pricing model to determine fair value.
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
In addition to the specific factors identified under “Risk Factors” in our Form 10-KSB, and amended Form 10-KSB/A for the year ended August 31, 2007, other uncertainties that could affect the accuracy of forward-looking statements include:
•	technological changes in the mining industry;

•	our costs;

•	changes in our business strategy;

•	interpretation of drill hole results and the geology, grade and continuity of mineralization;

•	the uncertainty of reserve estimates and timing of development expenditures;

•	commodity price fluctuations.
This list, together with the factors identified above, is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward-looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.
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
(b) In order to further enhance our internal controls, our management, has implemented the following changes:
(1) We have adopted a code business conduct and ethics that applies to all of our directors, executive officers and employees. The Code addresses conflicts of interest, compliance with all laws and other legal requirements, conduct of business in an honest and ethical manner, integrity and actions in the Company’s best interest. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code. The Sarbanes-Oxley Act of 2002 requires companies to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. We currently have such procedures in place. We will provide any person, upon request, a copy of our code of ethics free of charge. Such a request may be made by contacting C. Stephen Guyer at 10920 West Alameda Avenue, Suite 207, Lakewood, Colorado 80226.

(2) We have adopted corporate policies and procedures related to the review and disbursement of funds. Additionally, we have applied technological resources to support those employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process. We have also adopted a formalized employee handbook and policy manual.
(3) On February 14, 2008, we employed C. Stephen Guyer, as Chief Financial Officer on a part-time basis. Under the Employment Agreement, either party may terminate the employment with or without cause immediately upon written notice. Mr. Guyer’s Employment Agreement includes services directly related to compliance with federal or state laws and regulations pertaining to securities work, including but not limited to regulations of the United States Securities and Exchange Commission. Mr. Guyer’s services also include but are not limited to work related to payroll, accounting, human resources, infra-structure technology and compliance with other laws and regulations. Under the terms of the Employment Agreement, Mr. Guyer is subject to non-competition, non-solicitation and confidentiality provisions.
(4) We have hired an outside consultant with experience in SEC reporting and US GAAP to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances.
As of February 29, 2008, we have adopted and implemented these changes. We expect that the steps that we have taken will correct the material weakness described above. We do not believe that the costs of remediation for the above material weakness will have a material effect on our financial position, cash flow, or results of operation.

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
Mines and mining claims nearby the San Juan Properties are owned by other parties. Because the various mines possibly have interconnections between adits and tunnels and common stormwater conveyances and treatment sites, the environmental issues are both factually complex and legally complex. Disputes among the various property owners, over environmental liabilities, responsibility for clean-up and maintenance of the sites and facilities, and responsibility for site remediation continue. State agencies are threatening an enforcement action against our company and San Juan Corporation, the corporation which we have entered into the Option Agreement with in connection with the San Juan Properties, if permitting requirements are not met. Our company and San Juan Corporation believe we have complied with the request of the Colorado Attorney General’s Office regarding obtaining a stormwater discharge permit for the Gold King Mine. We are in the process of negotiating with the Colorado Attorney General’s Office and the Water Quality Control Division of the Colorado Department of Public Health and Environment on compliance requirements, liabilities and enforcement actions. The State of Colorado first contacted us regarding permitting requirements on August 10, 2007. As also discussed in the Environmental and Regulatory Issues section relating to the Gold King property, the Gold King Property has an active, acid mine drainage occurring from the Gold King #7 Level. Communications with the EPA also commenced in approximately August of 2007. There is no assurance that an AOC acceptable to us and the EPA can be reached. If an AOC is not reached and there is a “blow out” of underground blockages at the Gold King Mine, it is possible the EPA will pursue an enforcement action. Generally, each agency can levy fines of $25,000 — $50,000 per day for each violation, issue and enforce orders for clean-up and removal, and enjoin ongoing and future activities. If such agencies prove knowing violations, they can seek criminal penalties. Due diligence has recently commenced and is ongoing regarding potential legal and enforcement actions.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description
2	Articles of Merger between Colorado Goldfields Inc. (surviving entity) and Garpa Resources, Inc., effective June 18, 2007. Filed with Form 8-K dated June 20, 2007, and incorporated herein by reference.

3.2	By-Laws filed with Registration Statement of Form SB-2 on November 21, 2005 (Registration Statement No. 333-129841) and incorporated herein by reference.

10.1	Option Agreement, Gold King, Mayflower and Mogul Properties, between San Juan Corp., Todd C. Hennis, and Garpa Resources, Inc., dated June 17, 2007. Filed as Exhibit 10.1 to Form 8-K dated June 26, 2007, and incorporated herein by reference.

10.2	Executive Employment Agreement between Garpa Resources, Inc. and Todd C. Hennis, dated June 17, 2007. Filed as Exhibit 10.2 to Form 8-K dated June 26, 2007, and incorporated herein by reference.

10.3	Purchase and Sale Agreement between Tusco Incorporated and Garpa Resources, Inc. dated June 13, 2007, relating to the Pride of the West Mill. Filed as Exhibit 10.1 to Form 8-K/A dated June 28, 2007, and incorporated herein by reference.

10.4	Amendment to Option Agreement between San Juan Corp., Todd C. Hennis, and Colorado Goldfields Inc. (fka Garpa Resources, Inc.), dated November 8, 2007. Filed as Exhibit 10.1 to Form 8-K dated November 13, 2007, and incorporated herein by reference.

10.5	Form of Private Placement Subscription Agreement (Offshore Subscribers). Filed as Exhibit 10.1 to Form 8-K dated November 15, 2007, and incorporated herein by reference.

10.6	Form of Private Placement Subscription Agreement (U.S. Subscribers). Filed as Exhibit 10.2 to Form 8-K dated November 15, 2007, and incorporated herein by reference.

10.7	Option Contract (for Royalties) between Recreation Properties LTD., Thomas A. Warlick and Colorado Goldfields Inc. dated December 19, 2007. Filed with the Registration Statement on Form SB-2, filed January 11, 2008 and incorporated herein by reference.

10.8	Employment Agreement: C. Stephen Guyer dated February 14, 2008. Filed as Exhibit 10.10 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

10.9	2008 Stock Incentive Plan. Filed as exhibit 10.11 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

10.10	Letter of Intent between Colorado Goldfields Inc. dated March 17, 2008 and C.P. Victor Salas Gamero, Ing., Victor Salas Martos, and Liliana Salas (“Sellers”) owners of 100% of the capital stock of Besmer, S.A. de C.V. Filed as exhibit 10.12 to Form 8-K filed March 18, 2008, and incorporated herein by reference.

Exhibit
Number	Description
14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis. Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for C. Stephen Guyer. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis. Filed herewith.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for C. Stephen Guyer. Filed herewith.

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

C. Stephen Guyer
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: April 11, 2008

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis. Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for C. Stephen Guyer. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis. Filed herewith.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for C. Stephen Guyer. Filed herewith.