Form 10QSB
period 2008-05-31
COLORADO GOLDFIELDS INC.
filed 2008-07-14
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008

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
As of June 30, 2008 there were 96,943,600 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

COLORADO GOLDFIELDS INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED MAY 31, 2008

PART I — FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

Balance Sheets — May 31, 2008 (Unaudited) and August 31, 2007	1

Statements of Operations (Unaudited) For the Three and Nine Months Ended May 31, 2008, May 31, 2007, and For the Period from February 11, 2004 (inception) through May 31, 2008	2

Statements of Cash Flows (Unaudited) For the Nine Months Ended May 31, 2008, May 31, 2007, and For the Period from February 11, 2004 (inception) through May 31, 2008	3

Statements of Stockholders’ Equity (Unaudited) For the Period February 11, 2004 (inception) through May 31, 2008	4

Notes to the Unaudited Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	12

ITEM 3. CONTROLS AND PROCEDURES	17

PART II — OTHER INFORMATION	19

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS	21

SIGNATURES	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Balance Sheets — May 31, 2008 (Unaudited) and August 31, 2007

	May 31,	August 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$634,493	$22,046
Restricted cash (Note 3)	—	19,965
Note receivable (Note 4)	100,000	—
Prepaid expenses and other (Note 4)	156,189	6,739

Total Current Assets	890,682	48,750

Non-Current Assets
Property, plant and equipment (Note 5)	1,758,846	1,400,677
Reclamation bond (Note 5)	318,154	—
Other	26,103	14,120

Total Non-Current Assets	2,103,103	1,414,797

Total Assets	$2,993,785	$1,463,547

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable (Note 9)	$112,885	$76,446
Accrued liabilities	58,751	28,426
Advances payable (Note 6)	—	400,733
Note payable (Note 6)	—	100,000

Total Current Liabilities	171,636	605,605

Non-Current Liabilities
Long-term debt (Note 5)	650,000	650,000
Asset retirement obligation (Note 5)	500,000	500,000

Total Non-Current Liabilities	1,150,000	1,150,000

Total Liabilities	1,321,636	1,755,605

Contingencies and Commitments (Notes 7, 9 and 10)

Stockholders’ Equity (Deficit)
Common stock, 1,185,000,000 shares authorized, $0.001 par value; 96,843,600 shares issued and outstanding	56,250	56,250
Additional paid in capital	3,908,090	—
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(2,321,441)	(377,558)

Total Stockholders’ Equity (Deficit)	1,672,149	(292,058)

Total Liabilities and Stockholders’ Equity	$2,993,785	$1,463,547

The Accompanying Notes are an Integral Part of These Financial Statements

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Statements of Operations (Unaudited) For the Three and Nine Months Ended May 31, 2008, May 31, 2007, and For the Period from February 11, 2004 (inception) through May 31, 2008

					Accumulated
	For the Three	For the Three	For the Nine	For the Nine	from February 11,
	Months	Months	Months	Months	2004 (Date of
	Ended	Ended	Ended	Ended	Inception) to
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007	May 31, 2008

Revenue	$—	$—	$—	$—	$—

Operating expenses

Donated rent (Note 9)	—	750	—	2,250	9,750
Donated services (Note 9)	—	1,500	—	4,500	19,500
General and administrative	278,846	13,757	471,716	13,934	536,164
Stock-based compensation (Note 8)	38,410	—	900,747	—	900,747
Mineral property and exploration costs	14,892	—	200,470	4,943	329,422
Professional fees	101,001	5,151	347,348	27,171	492,170

Total operating expenses	(433,149)	(21,158)	(1,920,281)	(52,798)	(2,287,753)

Other income (expense)
Interest income	5,063	—	13,239	—	14,287
Interest expense	(11,375)	—	(36,841)	—	(47,975)

Total other expense	(6,312)	—	(23,602)	—	(33,688)

Net Loss	$(439,461)	$(21,158)	$(1,943,883)	$(52,798)	$(2,321,441)

Net Loss Per Share — Basic and Diluted	$(0.01)	*	$(0.02)	*

Weighted Average Shares Outstanding	96,843,600	88,085,000	94,254,379	88,085,000

*	Amount is less than $(0.01) per share.
The Accompanying Notes are an Integral Part of These Financial Statements

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited) For the Nine Months Ended May 31, 2008, May 31, 2007, and For the Period from February 11, 2004 (inception) through May 31, 2008

	For the Nine	For the Nine	Accumulated from
	Months	Months	February 11, 2004
	Ended	Ended	(Date of Inception) to
	May 31, 2008	May 31, 2007	May 31, 2008

Cash Flows Used in Operating Activities:

Net loss	$(1,943,883)	$(52,798)	$(2,321,441)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	—	6,750	29,250
Depreciation	87	—	87
Stock-based compensation (Note 8)	900,747	—	900,747
Change in operating assets and liabilities:
Decrease in restricted cash	19,965	—	—
Increase in prepaid expenses and other	(149,450)	(19,965)	(156,189)
Increase in accounts payable	18,956	3,453	95,402
Increase in accrued liabilities	30,325	—	58,751
Increase in reclamation bond	(318,154)	—	(318,154)
Increase in other assets	(11,983)	—	(26,103)

Net cash used in operating activities	(1,453,390)	(62,560)	(1,737,650)

Cash Flows from Investing Activities:
Increase in note receivable	(100,000)	—	(100,000)
Acquisition of property, plant and equipment	(340,773)	—	(591,450)

Net cash used in investing activities	(440,773)	—	(691,450)

Cash Flows From Financing Activities:
Advances received	—	—	405,733
Repayment of advances (Note 6)	(400,733)	—	(405,733)
Advances from related party	—	10,000	10,052
Repayment of advances from related party	—	—	(10,052)
Proceeds from note payable	—	105,000	100,000
Repayment of note payable (Note 6)	(100,000)	—	(100,000)
Net proceeds from issuance of common stock	3,007,343	—	3,063,593

Net cash provided by financing activities	2,506,610	115,000	3,063,593

Increase in cash and cash equivalents	612,447	52,440	634,493

Cash and cash equivalents — Beginning of Period	22,046	9,284	—

Cash and cash equivalents — End of Period	$634,493	$61,724	$634,493

Supplemental Disclosures:
Interest paid	$36,841	$—	$4,424

Non-cash investing and financing activities:
Purchase of property, plant and equipment included in accounts payable	$17,483	$—	$17,483

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The Accompanying Notes are an Integral Part of These Financial Statements

Colorado Goldfields Inc.
(Formerly Garpa Resources Inc.)
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Unaudited) For the Period February 11, 2004 (inception) through May 31, 2008

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders’
	Common Stock		Paid in	Donated	Exploration	Equity
Number of Shares	Shares	Amount	Capital	Capital	Stage	(Deficit)

Balances — February 11, 2004 (Date of inception)	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	39,500,000	2,500	—	—	—	2,500
Donated services and rent	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	39,500,000	2,500	—	4,500	(5,898)	1,102
Issuance of common stock for cash	48,585,000	53,750	—	—	—	53,750
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	88,085,000	56,250	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	88,085,000	56,250	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	88,085,000	56,250	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $277,132) (Note 8)	8,758,600	—	3,007,343	—	—	3,007,343
Stock-based compensation (Note 8)	—	—	900,747	—	—	900,747
Net loss	—	—	—	—	(1,943,883)	(1,943,883)

Balances — May 31, 2008	96,843,600	$56,250	$3,908,090	$29,250	$(2,321,441)	$1,672,149

The Accompanying Notes are an Integral Part of These Financial Statements

Colorado Goldfields Inc.
Formerly Garpa Resources, Inc.
(An Exploration Stage Company)
Notes to the Unaudited Financial Statements
May 31, 2008
1.	Organization, Nature of Business, Going Concern and Management’s Plans

Organization and Nature of Business:

The Company was incorporated in the State of Nevada on February 11, 2004, under the name of Garpa Resources, Inc. On June 18, 2007, the Company changed its name to Colorado Goldfields Inc. (the “Company”). The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises.” The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether the properties it intends to acquire contain mineral reserves that are economically recoverable.

Going Concern and Management’s Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital surplus of $719,046 at May 31, 2008, incurred a net loss of $439,461 and $1,943,883 for the three and nine months ended May 31, 2008, respectively, and a deficit accumulated during the exploration stage of $2,321,441 for the period from February 11, 2004 (inception) through May 31, 2008. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 8, the Company received gross proceeds of $3,284,475 from equity financings that management believes will enable the Company to commence mining exploration activities on its optional properties in San Juan County, Colorado, and fund its operations through the fiscal year ended August 31, 2008.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result form the possible inability of the Company to continue as a going concern.

2.	Summary of Significant Account Policies
a)	Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at May 31, 2008 and the results of operations and cash flows of the Company for the three and nine months ended May 31, 2008 and 2007, respectively. Operating results for the three and nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

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

c)	Share-Based Payment

SFAS 123(R), “Share-Based Payment,” requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company utilizes the Black-Scholes option-pricing model to determine fair value (See Note 8).

3.	Restricted Cash

During the year ended August 31, 2007, the Company prepaid $19,965 of outstanding fees and disbursements with respect to the promissory note as disclosed in Note 6. This amount, which was held in escrow by the Company’s legal representative, was ultimately used to repay the aforementioned promissory note in November 2007.

4.	Note Receivable

The Company signed a letter of intent in March 2008 to acquire 75% of the capital stock of Besmer, S.A. de C.V. (“Besmer”). Besmer currently operates the El Barreno, Remedios, and La Zacatecana silver mines in the states of Zacatecas and Durango, Mexico, and also operates the Bocas Hacienda flotation mill near Suchil, Mexico.

The letter of intent called for a 60-day due diligence period, and the letter of intent was to terminate if definitive agreements were not reached by May 25, 2008. On April 30, 2008, the Company entered into an addendum to the letter of intent, which extended the due diligence period to May 30, 2008, and extended the date by which definitive agreements needed to be reached to June 7, 2008.

As of May 30, 2008, the results of the due diligence were unsatisfactory, and the letter of intent has expired without the Company entering into a definitive agreement with Besmer.

The Company has paid a $50,000 deposit in connection with the letter of intent, which has been recorded in prepaid expenses and other as of May 31, 2008. This deposit is deemed to be refundable to the Company under the letter of intent, due to material discrepancies discovered during the due diligence phase. The Company also loaned Besmer $100,000 on May 6, 2008, and Besmer executed a promissory note in connection with the loan. The promissory note was repaid on July 5, 2008.

5.	Property, Plant and Equipment

On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is secured by the property, bearing interest at 7% per year, with interest only payable monthly for two years, with all unpaid principal due June 29, 2009. Interest expense related to the Mill note for the three and nine months ended May 31, 2008 was $11,375 and $34,125, respectively.

In connection with the acquisition of the Mill, the Company was obligated to replace a bond that the seller had on deposit with the Colorado Division of Reclamation, Mining, and Safety. In December 2007, the Company purchased a bond totaling $318,154.

Property, plant and equipment consist of the following as of May 31, 2008:

Computer equipment	$782
Mine and drilling equipment	116,378
Mobile mining equipment	136,384
Land and mill	1,505,389

1,758,933
Less accumulated depreciation	(87)

$1,758,846

A significant portion of the Company’s property, plant and equipment has not yet been placed in service.

6.	Notes and Advances Payable

On May 15, 2007, the Company issued a promissory note to an unrelated third party in exchange for cash proceeds of $100,000. Under the terms of the promissory note, interest was accrued at 12% per annum. The promissory note, including all principal and interest totaling $106,267 was repaid in November 2007. In addition, through August 2007, the Company received a total of $400,733 in unsecured non-interest bearing advances from an unrelated third party. These advances were also repaid in November 2007. The note and advances payable were repaid from the proceeds of the private placement described in Note 8.

7.	Mineral properties interests
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

In addition, in order to keep the option in good standing, the Company must make payments to the optionors as follows:
(i)	cash payment of $50,000 within 30 days from the date of the option agreement (which was paid by the Company in August 2007 and recorded as expense);

(ii)	cash payment of $100,000 within one year from the date of the option agreement, which was extended until August 6, 2008, by mutual agreement between the optionors and the Company;

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

(v)
Pursuant to the option agreement, the Company: (i) has been appointed as the initial operator on the properties, with certain rights and obligations as described in the option agreement; and (ii) has executed and entered into an employment agreement with Hennis, as described in Note 9(b).

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

The Company is also required to pay or reimburse the optionors for all annual property taxes on the San Juan Properties and for any additional taxes, which may be assessed on the San Juan Properties by reason of improvements that we place on the San Juan Properties. The surface rights agreement terminates upon the earlier of (i) termination of the mineral rights on the San Juan Properties; (ii) complete reclamation and restoration of the San Juan Properties; (iii) termination of the option agreement prior to our exercising the option; (iv) failure to pay the property or other taxes on the San Juan Properties; or (v) June 17, 2032.

b)
The Company finalized an option agreement on December 19, 2007, with an unrelated party, whereby the Company paid $10,000 for the rights to acquire a 3% net smelter royalty and a 2.5% net profit interest on the Gold King Mine, and a 2% net smelter royalty and 2.5% net profit interest on the Mayflower Mine for a one time payment of $250,000. The option expires on November 21, 2008.

8.	Stockholder’s Equity

Common shares

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

The Company filed a registration statement to register the shares sold in the private placement, which became effective May 15, 2008.

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

The Company recorded compensation expense related to stock options of $38,410 and $900,747 for the three and nine month periods ended May 31, 2008, respectively. As of May 31, 2008, the Company had $114,530 of unrecognized compensation cost related to stock options, which is expected to be realized over a period of 2.5 years. During the three and nine months ended May 31, 2008, the Company granted 250,000 and 1,850,000 options, respectively, to purchase the Company’s common stock. During the three and nine months ended May 31, 2008, 333,334 options were cancelled. The fair value of the options granted during the three and nine months ended May 31, 2008 was estimated on grant date using the Black-Scholes option-pricing model with the following assumptions:

Volatility	185%
Dividend yield	0%
Risk-free interest rate	2.76% to 3.41%
Expected life (years)	5 to 6.5

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

A summary of option activity under the 2008 Plan for the nine months ended May 31, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at September 1, 2007	—	$—
Granted	1,850,000	0.70
Exercised	—	—
Cancelled	(333,334)	0.74

Outstanding at May 31, 2008	1,516,666	$0.69	9.7	$—

Exercisable at May 31, 2008	1,308,332	$0.70	9.7	$—

The weighted-average grant-date fair value of options granted during the three and nine months ended May 31, 2008 was $0.59 and $0.68, respectively.

The following table presents information relating to nonvested stock options as of May 31, 2008:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Nonvested at September 1, 2007	—	$—
Granted	1,850,000	0.68
Vested	(1,308,332)	(0.68)
Cancelled	(333,334)	(0.77)

Nonvested at May 31, 2008	208,334	$0.59

9.	Related Party Transactions
a)
During the three and nine months ended May 31, 2007, the Company recognized $1,500 and $4,500, respectively, for donated services and $750 and $2,250, respectively, for donated rent provided by an officer and director of the Company. In addition, the Company recognized $0 and $38,956 for the three and nine months ended May 31, 2008, respectively for mineral property and exploration costs that were incurred by a company partially owned by an officer and director of the Company.

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

c)	Accounts payable at May 31, 2008, include $12,053 due to affiliated companies for general and administrative costs.

10.	Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. Although unable to estimate minimum costs, if any, in the opinion of management, the ultimate disposition of these matters will likely not have a material adverse impact either individually or in the aggregate on future results of operations, financial position or cash flows of the Company.

11.	Subsequent Events

The Company paid $15,000 and issued 100,000 restricted shares of the Company’s common stock in June 2008, pursuant to the terms of a consulting agreement with a third party to provide the Company with certain marketing and communications services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion and analysis should be read in conjunction with our Financial Statements and Notes to the Financial Statements filed with our Form 10-KSB, and amended Form 10-KSB/A for the year ended August 31, 2007.
Our financial statements included in this report have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. While we had a surplus in working capital of approximately $719,000 at May 31, 2008, we incurred a net loss of $439,500 and $1,943,900 for the three and nine months ended May 31, 2008, respectively, and an accumulated deficit during the exploration stage of $2,321,400 for the period from February 11, 2004 (inception) through May 31, 2008. Accordingly, we have not generated cash flow from operations and have primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund our operations.
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
Introduction
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three and nine months ended May 31, 2008 and compares those results to the three and nine months ended May 31, 2007.
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
We are dependent on additional financing to continue our exploration and integration efforts in the future and, if warranted, to develop and commence mining operations. Our capital requirements for the foreseeable future include continued exploration of the San Juan Properties, payments required to keep the option in good standing and our corporate overhead expenses. Based on our current estimates, we expect that we will have sufficient cash to continue our exploration program, pay option holding costs and pay necessary administrative expenses for the remainder of the fiscal year ending August 31, 2008. Beyond that time, we will require additional funding to continue operation. We are actively seeking additional equity and debt financing.
As of May 31, 2008, we had cash and cash equivalents of approximately $634,500, other current assets of $256,200 and current liabilities of $171,600. We used cash and cash equivalents of $1,453,400 in operating activities for the nine months ended May 31, 2008. Investing activities for the nine months ended May 31, 2008 consisted of the increase in a note receivable of $100,000 and the purchase of property, plant and equipment of $340,800. Financing activities for the nine months ended May 31, 2008 included net proceeds of $3,007,300 from the issuance of 8,758,600 common shares at a price of $0.375 per share from an equity private placement. Approximately $500,700 of the proceeds was used to repay promissory notes and advances during the nine months ended May 31, 2008.
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
For the three months ended May 31, 2008, we incurred a net loss of approximately $439,500 compared to a net loss of approximately $21,200 for the three months ended May 31, 2007. The increase in our net loss in for the three months ended May 31, 2008 compared to same period in 2007 was primarily due to and expenses incurred for management costs, professional fees and stock-based compensation.

General and administrative costs were $278,800 and $13,800 for the three months ended May 31, 2008 and 2007, respectively. The increase is partially due to having three full-time employees and an additional mid-quarter hire during the three months ended May 31, 2008 versus no employees during the same period in fiscal 2007. We have also incurred investor relations fees and travel costs while promoting the Company and furthering our business prospects.
During the three months ended May 31, 2008, we incurred approximately $101,000 of legal and accounting fees compared to $5,100 of professional fees during the same period in fiscal 2007. The increase is primarily attributable to:
(i) registering for sale with the Securities and Exchange Commission shares we sold in our November 2007 private placement, and shares issuable under our 2008 Stock incentive Plan; and
(ii) preparation and filing of required current and periodic reports with the Securities and Exchange Commission.
During February 2008, we approved a stock option plan and granted 1,850,000 options to employees, officers and directors of our company during February through April 2008, which resulted in the recognition of $38,400 of stock-based compensation for the three months ended May 31, 2008, while no such expense existed in fiscal year 2007.
We also incurred interest expense of approximately $11,400 related to the mortgage on the Pride of the West Mill during the three months ended May 31, 2008, while no similar expenses were incurred for the same period in fiscal year 2007. We also incurred interest income of $5,100 during the three months ended May 31, 2008 due to the investing of the net proceeds from our private placement in November 2007.
For the nine months ended May 31, 2008 and 2007, we incurred net losses of $1,943,900 and $52,800, respectively. As noted above, we implemented a stock option plan in February 2008, which accounted for $900,800 of the increased net loss for the nine months ended May 31, 2008. General and administrative costs were $471,700 and $13,900 for the nine months ended May 31, 2008 and 2007, respectively. The increase is due to the hiring of Mr. Hennis in June 2007, a chief financial officer and mining professionals during second and third quarters 2008, and the costs associated with increased business activities of the management of the properties, due diligence on potential acquisition targets and raising capital for the Company. Mineral property and exploration costs increased approximately $195,500 for the nine months ended May 31, 2008 from the comparable period in fiscal year 2007 due to drilling and geological assessments at the Gold King mine.
Professional fees were $347,300 and $27,200 for the nine months ended May 31, 2008 and 2007, respectively. The increase for the nine months ended May 31, 2008 is due to the additional securities and environmental work performed in the 2008 fiscal year.
We incurred interest expense of $36,800 for the nine months ended May 31, 2008 primarily due to the interest payments on the mortgage on the Pride of the West Mill, while no similar expenses were incurred for the same period in fiscal year 2007. We also earned interest income of $13,200 for the nine months ended May 31, 2008 versus nil for the comparable period due to the investing of the private placement monies raised in November 2007.
Critical Accounting Policies
We have identified the following critical accounting policies, which were used in the preparation of our financial statements.
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

Long-lived Assets: We periodically evaluate the carrying value of property, plant and equipment costs, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”
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
Stock-Based Compensation: SFAS 123(R), “Share-Based Payment,” requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). We utilize the Black-Scholes option-pricing model to determine fair value.
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our ability to develop and produce gold or other precious metals from our optioned San Juan Properties, future business plans and strategies, the proposed acquisition of other companies, future revenue and the receipt of working capital and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties, which could cause actual results to differ materially from those expressed or implied.
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
In addition to the specific environmental factors identified under “Risk Factors” and “Business” in our Form 10-KSB, and amended Form 10-KSB/A for the year ended August 31, 2007, other uncertainties that could affect the accuracy of forward-looking statements include possible application of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), which imposes strict, joint and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources.

We are not currently subject to any claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at the San Juan Properties which we have under option. However, the San Juan Properties are all part of a historical mining district, and sites in the region are listed on the CERCLA National Priority List. Thus, we cannot rule out the possibility that we could be notified of such claims in the future. It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.
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
We have adopted and implemented these changes. We believe that the steps that we have taken have corrected the material weakness described above.

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
The Gold King Property is subject to federal, state and local regulations regarding environmental conditions at the site and activities at the site. In August 2007, we filed a “Notice of Intent to Conduct Prospecting Operations for Hard Rock/Metal Mines” with the State of Colorado, Division of Reclamation, Mining and Safety governing our proposed surface drilling activities at the Gold King and Mogul Properties, and we were approved for drilling on five pads. In addition, in June 2008 we filed a Notice of Intent seeking approval for drilling on another four pads.
The Gold King Property has an active, acid mine drainage occurring from the Gold King #7 Level. This mine water flow has substantially increased in volume since 2000, and recent flow measurements have shown a large increase in flows. This water discharge is believed by our management to originate substantially from the 2150 vein workings of the Sunnyside Mine, which is owned by another company, and which vein workings extend into the Gold King Property. To date, our management has not been able to prove the origin of this water flow.
We are in negotiations with the Water Quality Control Division (“WQCD”) of the Colorado Department of Public Health and Environment to authorize us and San Juan Corp. to undertake reconnaissance and mitigate activities to hopefully prevent a potential “blow out” of underground blockages at the Gold King Mine, which if it occurred could be a potential threat to public health. We are also in negotiations with the WQCD to obtain a discharge permit and we are working towards plans to develop the support necessary to construct the treatment works necessary to comply with a discharge permit. In connection with our environmental and permitting efforts, we have hired an environmental remediation specialist to assist us with our negotiations and permitting process with the WQCD.
We received correspondence from the State of Colorado Attorney General’s Office stating that the Company was required to apply for a stormwater discharge permit for the Gold King Mine by the end of January 2008. We applied for the stormwater discharge permit in January 2008, and received Permit COR-040237 for the Gold King Mine on January 28, 2008. The stormwater permit requires a Stormwater Management Plan for the site, and we have incorporated such a plan into an existing Environmental Management Plan for the Gold King Mine.
Permitting requirements can be a costly undertaking and we could be at risk for fines and penalties if required permits are not timely in place.
The Pride of the West Mill is currently under a Cease and Desist Order from the Colorado Division of Reclamation, Mining and Safety that was issued against a previous operator. The Cease and Desist Order prohibits operation of the Pride of the West Mill until deficiencies in the mill tailing impoundment area, the mill drain water impoundment area, and other problems are corrected.
We have met with personnel from the Colorado Division of Reclamation, Mining and Safety to discuss the correction of these deficiencies. In September-October 2007, we engaged contractors to re-roof a substantial portion of the main mill building at a cost of approximately $90,000. The Company engaged an engineering firm to design a new tailings impoundment for the Pride of the West Mill and to address claimed deficiencies in the mill drainwater impoundment; we received a design on June 17, 2008.
This design will be submitted to DRMS as a “technical revision” of the Pride of the West Mill permit M-1984-049.

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

10.11	Addendum To The Letter Of Intent Dated March 12, 2008. Filed as exhibit 10.1 to Form 8-K filed May 5, 2008, and incorporated herein by reference.

Exhibit
Number	Description
14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis. Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for C. Stephen Guyer. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis. Filed herewith.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for C. Stephen Guyer. Filed herewith.

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

C. Stephen Guyer
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer and Principal Financial Officer)
Date: July 14, 2008

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis. Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for C. Stephen Guyer. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Todd C. Hennis. Filed herewith.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for C. Stephen Guyer. Filed herewith.