Form 10-K
period 2008-08-31
COLORADO GOLDFIELDS INC.
filed 2008-11-26
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51718
COLORADO GOLDFIELDS INC.
(Name of registrant as specified in its charter)

Nevada	20-0716175
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10920 West Alameda Avenue, Suite 207 Lakewood, CO	80226
(Address of principal executive offices)	(Zip Code)
(303) 984-5324
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of February 29, 2008 the last business day of the registrant’s most recently completed second fiscal quarter based on the closing sale price of the registrant’s common stock on that date as reported on the Over the Counter Bulletin Board was $43,007,700.
There were 133,215,288 shares of common stock outstanding on November 21, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

This document (including information incorporated herein by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Colorado Goldfields Inc. For a discussion of some of these factors, see the discussion in Item 1A, Risk Factors, of this report.
PART I
Forward-Looking Statements
Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:
•	Statements regarding future earnings;
•	Estimates of future mineral production and sales, for specific operations and on a consolidated or equity basis;
•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;
•	Estimates of future cash flows;
•	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;
•	Estimates regarding timing of future capital expenditures, construction, production or closure activities;
•	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans for these deposits;
•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;
•	Statements regarding the availability and costs related to future borrowing, debt repayment and financing;
•	Statements regarding modifications to hedge and derivative positions;
•	Statements regarding future transactions;
•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate; and
•	Estimates of future costs and other liabilities for certain environmental matters.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to: the ability of Colorado Goldfields to obtain or maintain necessary financing; the price of gold, silver and other commodities; currency fluctuations; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; and other risks and hazards associated with mining operations. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to Colorado Goldfields or to persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Colorado Goldfields disclaims any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Available Information
Colorado Goldfields maintains an internet web site at www.cologold.com. Colorado Goldfields makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K and Form 10-KSB, Quarterly Reports on Form 10-Q and Form 10-QSB, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Colorado Goldfields’ Code of Business Ethics and Conduct are available on the web site at www.cologold.com/s/pdfs/Code_of_Business_Conduct_Ethics.pdf.
Any of the foregoing information is available in print to any stockholder who requests it by contacting Colorado Goldfields’ Investor Relations Department at 866-579-2434.

Item 1. Business
Background
Colorado Goldfields Inc. (“we,” “us,” or the “Company”) is a mining exploration stage company engaged in the acquisition and exploration of mineral properties, primarily for gold and other metals. We hold an option to acquire up to an 80% undivided interest in certain properties located in San Juan County, Colorado. These properties consist of 44 patented and 13 unpatented mining claims in the Gold King and Mogul Mine properties, and a 70% undivided interest in 19 patented mining claims in the Mayflower Mine. We refer to these claims as the “San Juan Properties” throughout this Report. We are presently in the exploration stage at the San Juan Properties. We have not generated revenue from mining operations.
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
Our Business
As an exploration stage mining company, our activities are currently focused on exploration, geological evaluation and feasibility studies on the San Juan Properties for gold and other metals and, where warranted, efforts to develop and construct mining and processing facilities. We may enter into joint ventures, partnerships or other arrangements to accomplish these activities. Additionally, we acquired the Pride of the West Mill located in Howardsville, Colorado in June 2007. The mill is currently not operational. We hope to address the issues, which are more fully described in “Exploration Costs and Plans,” with the mill in 2009 and bring the mill to operating standards.
From time to time, we may also consider the acquisition of other mining companies or their mining properties.
Recent Events
Our 2008 drilling program was completed in October. We drilled 3,523 feet on the Gold King Extension in 3 holes, and 1,172 feet on the Mogul Mine property in 2 holes for a total of 4,695 feet. Over 400 core samples have been sent to an independent assay laboratory for analysis. Please see “Exploration Costs and Plans” for more information regarding our 2008 drilling program and future plans.
As part of the 2008 drill program, the Company completed 3,459’ (1,054m) of core drilling in three drill holes. These particular diamond drill holes were positioned to test for NE-SW trending veins continuing from the property’s Gold King-Davis vein system. As anticipated, these drill holes successfully intercepted multiple parallel veins throughout the length of the drilling. While several veins are interpreted as being continuous mineralized structures with potential, we believe the ‘B’ Vein Zone demonstrated significant mineralization with an estimated true width of 12-13 feet and continuity.
The ‘B’ Vein Zone was encountered in hole CG08-01 at a depth of 635 feet, expressing two strong quartz sulfide veins that are approximately 30 feet apart. Step-out holes to the northeast and to the southwest intercepted the ‘B’ Vein at 615 ft. and 680 ft., respectively. We believe that all three intercepts provide indication of potential for a well-mineralized, and continuous structure.
While awaiting the completion of the entirety of assay results, being provided by Skyline Laboratories in Tucson, Arizona, Company management requested XRF analysis in order to obtain early indicative analyses of potential precious metal content.

Management chose the Thermo Scientific NITON(R) XL3t handheld Analyzer because of its superior reputation.
Results from the Niton XL3t Analyzer testing performed on the Gold King Mine Extension mineralized segments of the ‘B’ Vein over a 2.4 ft. drill width are set forth below:

Hole ID	Depth (ft)	Au (ppm)	Ag (ppm)	Cu (%)	Pb (%)	Zn (%)
CG08-01	639.2	114.34	155	1.04	0.4	6.3
CG08-01	639.6	116.13	1,062	1.45	2.0	23.1
CG08-01	639.8	43.14	50.18	0.35	1.3	36.6
CG08-01	640.4	64.92	72.49	0.70	1.19	5.8
CG08-01	640.5	69.76	472	0.84	0.81	90.2
CG08-01	640.9	69.00	58.33	0.42	0.94	47
CG08-01	641.2	61.61	54.37	0.43	1.76	21.7
CG08-01	641.6	78.46	63.8	0.36	3.07	12.8
Source: Colorado Goldfields Inc. field testing, November 7, 2008, Silverton, Colorado using Thermo Scientific NITON® XL3t x-ray fluorescence (XRF).
•	Results are reported in parts per million. To convert parts per million to troy ounces per short ton, divide by 34.2857
•	Sample analyses were performed on whole rock drill core

•	Analysis duration was 120 seconds
Samples from the drilling program have been submitted to an independent laboratory for analysis, and check samples will be submitted to a second laboratory. XRF Analysis is not a substitute for assay analysis, and may not be indicative of actual results. We can make no assurances that assay results will be as favorable as those described above using XRF analysis.
We have requested Allan P. Juhas, Ph.D. in Economic Geology, University of Manitoba 1973, to undertake preparation of a N.I. 43-101 report based upon this season’s drilling and previous work that can be verified. Dr. Juhas has over 50 years experience in a broad spectrum of precious metal and base metal geological pursuits. Dr. Juhas is well recognized in the industry, and prepares a number of N.I. 43-101 reports each year. Our objective is to establish an N.I. 43-101 compliant resource for our San Juan Properties.
Competitive Business Conditions
We compete with many companies in the mining business, including larger, more established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in the United States and other areas where we may conduct exploration activities. Because we compete with individuals and companies that have greater financial resources and larger technical staffs, we may be at a competitive disadvantage in acquiring desirable mineral properties. From time to time, specific properties or areas that would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies or our lack of financial resources. Competition in the mining industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital needed to fund the acquisition and operation of such properties. Competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees, to obtain equipment and personnel to assist in our exploration activities or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

General Government Regulations
Federal Lands. The Company’s property is situated adjacent to lands owned by the United States, which may require that the Company obtain certain special use permits in order to gain access to our land for exploration and mining activities.
Mining Operations. The operation of mines is governed by both federal and state laws. Federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply.
The State of Colorado likewise requires various permits and approvals before mining operations can commence, and permits and approvals that must regulate all operations. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. The Colorado Division of Reclamation, Mining and Safety is the state agency that administers the reclamation permits, mine permits and related closure plans on our property. Local jurisdictions (such as San Juan County) may also impose permitting requirements (such as conditional use permits or zoning approvals). Some permits require, or will require, monitoring, compliance, reporting, periodic renewal, or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered.
Environmental Laws. Mining activities at the Company’s properties are also subject to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, CERCLA (as defined below), the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain Colorado state laws governing the discharge of pollutants and the use and discharge of water. Various permits from federal and state agencies are required under many of these laws. Local laws and ordinances may also apply to such activities as siting and construction of facilities, land use, waste disposal, road use and noise levels.
These laws and regulations are continually changing and, as a general matter, are becoming more restrictive. Colorado Goldfields’ policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.
The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. Our properties, because of past mining activities, could give rise to potential liability under CERCLA.
Under the Resource Conservation and Recovery Act (RCRA) and related state laws, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous or solid wastes associated with certain mining-related activities. RCRA costs may also include corrective action or clean up costs.
Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment. All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal Clean Air Act and related state air quality laws. Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions.

Under the federal Clean Water Act and the delegated Colorado water-quality program, point- source discharges into Waters of the State are regulated by the National Pollution Discharge Elimination System (NPDES) program. Stormwater discharges also are regulated and permitted under that statute. In Item 2, we provide more detailed discussions regarding Colorado’s positions on requirements for discharge permits and stormwater permits for Gold King Mine. Similar issues could arise for the other mines. Section 404 of the Clean Water Act regulates the discharge of dredge and fill material into Waters of the United States, including wetlands. All of those programs may impose permitting and other requirements on our operations.
The National Environmental Policy Act (NEPA) requires an assessment of the environmental impacts of major federal actions. The federal action requirement must be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals. NEPA does not establish any substantive standards, but requires the analysis of any potential impacts. The scope of the assessment process depends on the size of the project. An Environmental Assessment (EA) may be adequate for smaller projects. An Environmental Impact Statement (EIS), which is much more detailed and broader in scope than an EA, is required for larger projects. NEPA compliance requirements for any of our proposed projects could result in additional costs or delays.
The Endangered Species Act (ESA) is administered by the U.S. Fish and Wildlife Service of the U.S. Department of Interior. The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat. Under the ESA, endangered means that a species is in danger of extinction throughout all or a significant portion of its range. The term threatened under such statute means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to take a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.
U.S. federal and state reclamation requirements often mandate concurrent reclamation and require permitting in addition to the posting of reclamation bonds, letters of credit or other financial assurance sufficient to guarantee the cost of reclamation. If reclamation obligations are not met, the designated agency could draw on these bonds or letters of credit to fund expenditures for reclamation requirements. Reclamation requirements generally include stabilizing, contouring and re-vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring groundwater at the mining site, and maintaining visual aesthetics.
Employees
There were three people employed by Colorado Goldfields as of August 31, 2008. On September 9, 2008, Todd C. Hennis resigned his positions as our Chief Executive Officer and Director for personal reasons. As of the same date, the remaining members of our Board of Directors elected Lee R. Rice to act as interim Chief Executive Officer. Mr. Rice has been one of our Directors since July 31, 2008.
Office Facilities
We rent offices in Lakewood, Colorado totaling approximately 320 square feet. Rent equals a total of $7,800 per year payable in monthly installments. We also have an office at our Pride of the West Mill in Howardsville, Colorado in San Juan County. We believe these arrangements are and will be adequate for our needs for the foreseeable future.

Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully the following risks, along with all of the other information included in this report, before deciding to buy our common stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer.
This report, including Management’s Discussion and Analysis or Plan of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below.
Risks Relating to Our Company
We have incurred losses since our inception in 2004 and may never be profitable which raises doubt about our ability to continue as a going concern.
Since our inception in 2004, we have had nominal operations and incurred operating losses. As of August 31, 2008, our cumulative deficit since inception was approximately $4,099,000. We have substantial current obligations and at August 31, 2008, we had $1,086,907 of current liabilities as compared to only $214,512 of current assets. Since August 31, 2008, we have been unable to raise any additional capital, and as of October 31, 2008, we had minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay these obligations, and we have been meeting some of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for the goods and services.
In August 2008, we entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Investments, LP (“YA Global”), whereby we are entitled to sell shares of our common stock under the SEDA in tranches over a two year period up to a maximum of $5,000,000, subject to the pre-condition that we register with the Securities and Exchange Commission (“SEC”) shares of our common stock to be issued under the SEDA. We have filed a registration statement with the SEC to register 30,000,000 shares for issuance under the SEDA; in November 2008 we received a comment letter from the SEC regarding the filing and are in the process of formulating a response thereto. We cannot guarantee that the SEC will declare the registration statement effective. If the registration statement is not eventually declared effective by the SEC, we will be unable to take any draws on the SEDA. In addition, at our recent stock price level of $0.02 per share, the 30,000,000 shares that we have proposed to register with the SEC will only net us approximately $570,000 in proceeds. Thus, we will have to register additional shares with the SEC in order to draw further on the SEDA. Under SEC rules, we may be limited as to the number of shares we can register at any given time.
Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial problems in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.
As we are in the beginning stages of our exploration activities on our optioned San Juan Properties, we expect to incur additional losses in the foreseeable future, and such losses may continue to be significant. To become profitable, we must be successful in raising capital to continue with our exploration activities and meet the requirements to exercise our option on the San Juan Properties, discover economically feasible mineralization deposits and establish reserves, successfully develop the properties and finally realize adequate prices on our minerals in the marketplace. It could be years before we receive any revenues from gold and mineral production, if ever. Thus, we may never be profitable.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered accounting firm’s report on our audited financial statements as of and for the year ended August 31, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The financial statements included in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern. Please see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for further information.
Our only interest relating to a mining property is an option to acquire various mining claims, the feasibility of which has not been established as we have not completed exploration or other work necessary to determine if it is commercially feasible to acquire and develop the property.
We are currently a mining exploration stage company. Our only mining assets are related to an option to acquire up to an 80% interest in certain mining claims in San Juan County, Colorado. Additionally, in June 2007 we acquired the Pride of the West Mill, which is currently under a cease and desist order from the Colorado Division of Reclamation, Mining and Safety which prohibits operation until certain deficiencies are corrected. See “Business and Properties” of this Report for more information regarding our mining assets. The San Juan Properties subject to the option do not have any proven or probable reserves. A “reserve,” as defined by the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to the San Juan Properties. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on the San Juan Properties.
In order to keep the option on the San Juan Properties in good standing, the owners of the properties are to receive a $100,000 fee by December 15, 2008. As of November 21, 2008, we did not have enough cash on hand to make this payment. If we are unable to make the payment and the optionors are unwilling to extend the payment date, we will be in breach of the option agreement and we will risk losing our option on the San Juan Properties. If our option agreement on the San Juan Properties is terminated, our only mining asset of significance would be the Pride of the West Mill. Loss of our option on the San Juan Properties could lead to failure of the company.
In June 2007, we acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. We paid the seller cash of $250,677 and the remaining $650,000 was financed by the seller. The seller’s loan is secured by the property bearing interest at 7% per year with interest only payable monthly for two years, with all unpaid principal due June 29, 2009. We will be required to obtain debt or equity financing from external sources in order to fund payment on the mortgage. In addition, as the Mill is currently inactive and under a cease and desist order issued by the Colorado Division of Reclamation, Mining and Safety due to operational deficiencies, we will require further funds to cure the deficiencies and bring the Mill back into active status. If we are unable to pay the mortgage when due, or reach an acceptable amendment to the mortgage, we may lose the Mill in a foreclosure action. Furthermore, we cannot generate any income from the Mill until such time as we (i) cure the deficiencies contained in the cease and desist order and (ii) refurbish it to operational status. Please see “Item 2 — Properties — Pride of the West Mill” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information.
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
Under our Option Agreement with Mr. Hennis and San Juan Corp. (the “Optionors”), we are required to expend $6,000,000 on the San Juan Properties in order to earn a 40% undivided ownership interest in the San Juan Properties. Additionally, we can earn two separate 20% ownership interests, for a total ownership interest of 80%, by expending $3,500,000 on the San Juan Properties and issuing to the Optionors 10,000,000 shares of our common stock for each 20% tranche. As of August 31, 2008, we had expended approximately $2,763,000, subject to a contingent hold-back reserve or $715,000, towards the earn-in requirements of the Option Agreement. All expenditures are subject to final audit prior to executing each ownership transfer. The Company and the optionors are establishing protocols for certain equipment and other expense treatment for purposes of the earn-in agreement. The classification of certain expenses, especially relating to the reclamation bond and other potential expenditures, remain unresolved. The final earn-in expenditure may be reduced after resolution of these issues.
In November 2007, we raised approximately $3,284,500 pursuant to a private placement of securities, and as of August 31, 2008, we had approximately $453,154 (including $318,000 placed in a CD as collateral to a letter of credit), remaining from the private placement. Thus, we will be required to raise significantly more capital in order to fully exercise the option and develop the San Juan Properties for mining production assuming that economically viable reserves exist. There is no assurance that our investments in the Option Agreement will be financially productive. Our ability to obtain necessary funding depends upon a number of factors, including the price of gold and other base metals and minerals which we are able to mine, the status of the national and worldwide economy and the availability of funds in the capital markets. If we are unable to obtain the required financing in the near future for these or other purposes, our exploration activities would be delayed or indefinitely postponed, we would likely lose our option to acquire an ownership interest in the San Juan Properties and this would likely, eventually, lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds to continue our exploration and feasibility work on the San Juan Properties, or if commercially viable reserves are not present, the market value of our securities will likely decline, and our investors may lose some or all of their investment.
Historical production of gold at the San Juan Properties may not be indicative of the potential for future development or revenue.
Historical production of gold and other metals and minerals from the mines encompassed under our Option Agreement cannot be relied upon as an indication that the San Juan Properties will have commercially feasible reserves. Investors in our securities should not rely on historical operations of the San Juan Properties as an indication that we will be able to place the San Juan Properties into commercial production again. We expect to incur losses unless and until such time as our properties enter into commercial production and generate sufficient revenue to fund our continuing operations.
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
We are responsible for the reclamation obligations related to any exploratory and mining activities located on the San Juan Properties. Since we have only begun exploration activities, we cannot estimate these costs at this time. In March 2008, the Colorado Division of Reclamation, Mining and Safety transferred the mill permit into our name, and we delivered to the Division a reclamation bond in the amount of $318,154. We have currently estimated the total reclamation costs on the Mill at $500,000 and have recorded a liability in this amount. There is a risk that the Mill reclamation costs may exceed our current estimate, and such excess could be significant. The satisfaction of current and future bonding requirements and reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further that increases to our bonding requirements or excessive actual reclamation costs will negatively affect our financial position and results of operation.
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
Together with San Juan Corp. we are in the process of negotiating with federal and state agencies on compliance requirements, potential liabilities and enforcement actions. We are also investigating the liability and/or potential liability that may lie with other parties that own and/or operate mines and mining claims that are adjacent to or in the vicinity of the San Juan Properties. There can, however, be no assurances that our negotiations or investigations will be successful or achieve results that are acceptable to us. Because the agencies involved, generally can levy fines, issue and enforce orders for clean-up and removal, and enjoin ongoing and future activities, our inability to reach acceptable agreements the with agencies in question would have a material adverse effect on us and our ability to continue as a going concern.
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
The mining claims that are subject to our Option Agreement with Todd C. Hennis and San Juan Corp. are subject to the following royalties: (i) 3.0% net smelter return royalty on Gold King Mine, (ii) 2.5% net profits interest on Gold King Mine, (iii) 2.0% net smelter return royalty on the Mayflower Group, (iv) 2.5% net profits interest in the Mayflower Group, and (v) a 2% net smelter royalty on the Gold King Mine. We have secured an option to purchase the first four of these royalties for $250,000. The original expiration date of the option was November 21, 2008, however, the expiration date been extended until December 21, 2008. If we acquire an ownership interest in the San Juan Properties by exercise of our Option Agreement, and we are successful in placing the property into production, we will be obligated to pay the royalty holders the percentages of the production and net profits disclosed above if we do not exercise our option to extinguish the royalties. Payment of these royalties will reduce our potential revenue. Further, as the documentation existing for many of these properties dates back to the late 19th century, there may be unknown encumbrances, including royalties, on these properties.
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
We depend on our Interim Chief Executive Officer and Chief Financial Officer and the loss of these individuals could adversely affect our business.
Our company is completely dependent on our Interim Chief Executive Officer, Lee R. Rice, and on our Chief Financial Officer, C. Stephen Guyer, both of whom are also members of our Board of Directors. As of November 21, 2008, we only employed three individuals: Messrs. Rice and Guyer and our Director of Operations. Thus, the loss of either Messrs. Rice or Guyer could significantly and adversely affect our business, and certainly the loss of both individuals on or about the same time could result in a complete failure of the Company. We do not carry any life insurance on the lives of either Messrs. Rice or Guyer.

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
Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of economically feasible mineralization. Few properties that are explored are ultimately advanced to the stage of producing mines. We are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties such as, but not limited to:
•	economically insufficient mineralized material;

•	fluctuations in production costs that may make mining uneconomical;

•	labor disputes;

•	unanticipated variations in grade and other geologic problems;

•	environmental hazards;

•	water conditions;

•	difficult surface or underground conditions;

•	industrial accidents; personal injury, fire, flooding, cave-ins and landslides;

•	metallurgical and other processing problems;

•	mechanical and equipment performance problems; and

•	decreases in revenues and reserves due to lower gold and mineral prices.
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

Risks Associated with Our Common Stock in General
Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.
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
Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term accredited investor refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customers account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability or willingness of broker-dealers to trade our securities. We believe that the penny stock rules discourage broker-dealer and investor interest in, and limit the marketability of, our common stock.
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
We believe that a majority of our outstanding common stock as of September 24, 2008 is owned by a small number of shareholders. Under our articles of incorporation and the laws of the State of Nevada, the vote of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, a small number of shareholders will be able to significantly influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our articles of incorporation or proposed mergers or other significant corporate transactions.
We have never paid a cash dividend on our common stock and we do not anticipate paying any in the foreseeable future.
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
The sale of our common stock by the selling shareholders may depress the price of our common stock due to the limited trading market which exists.
Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock has historically been limited. Although trading volume has increased significantly and consistency has increased over the past three months, prior to that trading volume was sporadic. As a result, the sale of a significant amount of common stock by the selling shareholders may depress the price of our common stock. As a result, you may lose all or a portion of your investment.
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

If our Standby Equity Distribution Agreement becomes effective, draws on the agreement may have various adverse effects on us and the market for our common stock.
In August 2008, we entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Investments, LP (“YA Global”), whereby we are entitled to sell shares of our common stock under the SEDA in tranches over a two year period up to a maximum of $5,000,000, subject to the pre-condition that we register with the Securities and Exchange Commission (“SEC”) shares of our common stock to be issued under the SEDA. We have filed a registration statement with the SEC on October 15, 2008, and are in the review process of that filing with the SEC. If the registration statement is eventually declared effective by the SEC (of which there is no guarantee) and we begin to make draws on the agreement, we may suffer some adverse consequences in connection with the SEDA, including the following:
•
The SEDA may restrict our ability to engage in alternative financings because we will be deemed to be involved in a near continuous indirect primary public offering of our securities. As long as we are deemed to be engaged in a public offering, our ability to engage in a private placement may be limited because of integration concerns.

•	The pricing for the SEDA is relatively expensive if only a small part of the facility is ever used.
•
Under the terms of the SEDA, YA Global will purchase the common shares offered under this agreement at a price equal to 95% of the lowest daily volume weighted average price or “VWAP” for our common stock on our primary market over a five-day trading period (the “pricing period”) following the date of notice of the exercise of our selling rights under the SEDA. Although such purchases will not be directly reflected in the market price for our common stock, market awareness of such below-market purchases may cause the market price for our common stock to decline.

In addition, under the terms of SEDA, we may request numerous cash advances. In many circumstances the provision of financing based on the distribution of equity for companies whose common stock is publicly traded has the potential to cause a significant downward pressure on the price of such common stock. This is especially the case if the shares being placed into the public market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used to grow our business. Such an event could place further downward pressure on the price of our common stock. If there are significant short sales of our common stock, the price decline that would result from this activity will cause the share price to decline more to which in turn may cause long holders of the stock to sell their shares, thereby contributing to sales of common stock in the market. If there is an imbalance on the sell side of the market for our common stock, the price will likely decline.

Item 2. Properties
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
Terms of our Option and Related Agreements on the San Juan Properties
Effective June 17, 2007, we entered into an option agreement (“Option Agreement”) with Todd C. Hennis and San Juan Corp., a company controlled by Mr. Hennis (collectively the “Optionors”), whereby we were granted the exclusive right and option to acquire up to an 80% undivided right, title and interest in the San Juan Properties. In connection with that transaction, Mr. Hennis became our President, Chief Executive Officer and Director, positions which he resigned on September 9, 2008. The option was amended on November 8, 2007, and is currently exercisable as follows:
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
Pursuant to the Option Agreement, we paid the Optionors a cash payment of $50,000 in August 2007. In addition, in order to keep the option in good standing, we must make payments to the Optionors as follows:
(i) cash payment of $100,000 within one year from the date of the Option Agreement (Optionors have agreed to extend this payment date until December 15, 2008);
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

Pursuant to the Option Agreement, we: (i) were appointed as the initial operator on the San Juan Properties, with certain rights and obligations as described in the Option Agreement; and (ii) agreed to execute and enter into an employment agreement with Mr. Hennis which he terminated by resignation on September 9, 2008. The Option Agreement will terminate if we fail to make any of the payments required to maintain the option in good standing.
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
Ownership Maintenance Requirements on the San Juan Properties
The patented mining claims of the Gold King, Mogul, and Mayflower Units which encompass the San Juan Properties are owned in fee simple by either Todd C. Hennis or San Juan Corp., a Colorado corporation owned by Mr. Hennis. To maintain ownership of the patented claims, they must make yearly real estate property tax payments in order to avoid tax liens that may result in loss of ownership. With respect to the unpatented mining claims, a yearly maintenance fee of $125 per claim must be paid, and a yearly Notice of Intent to Hold must be filed with the U.S. Bureau of Land Management.
As noted above, we are required under the Surface Rights Agreement to make the property tax payments and maintenance fees on the San Juan Properties. Such expenditures are applied to our earn-in requirements under the Option Agreement.

Royalty Encumbrances
The San Juan Properties are subject to the following royalties: (i) 3.0% net smelter return royalty on Gold King Mine, (ii) 2.5% net profits interest on Gold King Mine, (iii) 2.0% net smelter return royalty on the Mayflower Group, (iv) 2.5% net profits interest in the Mayflower Group, and (v) a 2% net smelter royalty on the Gold King Mine. We have secured an option to purchase the first four of these royalties for $250,000, and we have the possibility to acquire the last royalty for $50,000. The original expiration date of the option was November 21, 2008, however, the expiration date been extended until December 21, 2008. If we acquire an ownership interest in the San Juan Properties by exercise of our Option Agreement, and we are successful in placing the property into production, we will be obligated to pay the royalty holders the percentages of the production and net profits disclosed above if we do not exercise our option to extinguish the royalties. Payment of these royalties will reduce our potential revenue. Further, as the documentation existing for many of these properties dates back to the late 19th century, there may be unknown encumbrances, including royalties, on these properties.
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
Access to the site is by county road, which is maintained by San Juan County on a seasonal basis. Road access is suitable for four-wheel drive vehicles and light to medium duty trucks. The Gold King Property is located at elevations from approximately 11,000 feet above sea level to 13,000 feet above sea level, approximately 8 miles from Silverton, Colorado. The main underground access to the Gold King Property is the Gold King Mine #7 Level, the portal for which is collapsed. The portal site is located in an avalanche prone area. The terrain is mountainous and the majority of the property is above treeline.
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
Current and Proposed Exploration Activities. We undertook a limited surface drilling program on the Gold King Property in September 2007. Due to bad ground conditions and the onset of severe winter weather, the drilling program was suspended in October 2007 after one hole was drilled on the North Vein. Please see “Exploration Costs and Plans” below for further information regarding our exploration activities performed to date, current drilling program and exploration plans for the future.
We intend to re-open Gold King #7 Level, rehabilitate the existing workings, and potentially undertake mitigation activities for underground water flows as part of a proposed environmental reconnaissance, subject to (i) reaching an acceptable agreement with the Water Quality Control Division of the Colorado Department of Public Health and U.S. Environmental Protection Agency as further discussed below; (ii) securing necessary permits, permit renewals and authorization; and (iii) availability of funding, personnel and equipment.
Environmental and Regulatory Issues. The Gold King Property is subject to federal, state and local regulations regarding environmental conditions at the site and activities at the site.
In August, 2007, we filed a “Notice of Intent to Conduct Prospecting Operations for Hard Rock/Metal Mines” with the State of Colorado, Division of Reclamation, Mining and Safety governing our proposed surface drilling activities at the Gold King and Mogul Properties. We posted a bond amount of $10,834 governing the reclamation of the proposed drill sites and we were approved for drilling five pads. In addition, in July 2008 we filed a Notice of Intent seeking approval for drilling on another three pads and that notice is still being processed with the Division.

[1]	Source: Page i of the Evaluation Report IV on the Gold King Mines Property, San Juan County, Colorado by E.D. Black, P.E., Denver, Colorado, February 15, 1990.

[2]	Source: Page 73 of the Evaluation Report IV on the Gold King Mines Property, San Juan County, Colorado by E.D. Black, P.E., Denver, Colorado, February 15, 1990.

The Gold King Property has an active, acid mine drainage occurring from the Gold King #7 Level. This mine water flow has substantially increased in volume since 2000, and recent flow measurements have shown a large increase in flows. This water discharge is believed by our management to substantially originate from the 2150 vein workings of the Sunnyside Mine, which is owned by another company, and which vein workings extend into the Gold King Property. To date, our management has not been able to prove the origin of this water flow. The environmental reconnaissance discussed earlier is intended to allow the Company to prevent further potential environmental degradation from a “blow out” of potentially impounded mine waters, and to investigate potential mitigation or reduction of mine water flows. We are in negotiations with the Water Quality Control Division (“WQCD”) of the Colorado Department of Public Health and Environment and the U.S. Environmental Protection Agency (“EPA”) to authorize us and San Juan Corp. to undertake reconnaissance and mitigate activities to hopefully prevent a potential “blow out” of underground blockages at the Gold King Mine, which if it occurred could be a potential threat to public health. We are also in negotiations with the WQCD and EPA to obtain a discharge permit and we are working towards plans to develop the support necessary to construct the treatment works necessary to comply with a discharge permit. In connection with our environmental and permitting efforts, we have hired an environmental remediation specialist to assist us with our negotiations and permitting process with the WQCD and EPA.
Our intended re-opening of the Gold King mine, rehabilitation of the existing workings and potential undertaking of mitigation activities for underground water flows as part of a proposed environmental reconnaissance are subject to reaching an acceptable agreement with the WQCD. There is no assurance at the present time that an acceptable resolution with the WQCD can be reached.
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
We initiated two projects to assess alternative water treatment technologies in the Cement Creek watershed of San Juan County, Colorado, one of which is in conjunction with the U.S. Environmental Protection Agency (EPA) and the U.S. Bureau of Land Management. We believe these projects demonstrate our environmental stewardship and intent to decrease future production costs.
One project tests the Rotating Cylinder Treatment System™ (RCTS) at a proposed district-scale water treatment facility near Gladstone, Colorado. The U.S. Government is providing the bulk of the project’s funding. Testing is being performed by Ionic Water Technologies, Inc. of Nevada. We are providing test work locations, equipment, water containment vessels, and personnel.
Separately, in August 2008 we tested an Ionic State Modification (ISM) system, developed by Blue Sky Water Treatment Technologies, Inc., to potentially treat the water discharge at the Company’s Gold King Mine site.
Results from Alpha Analytical, a nationally certified third-party testing laboratory in Sparks, Nevada, showed that Blue Sky’s technology removed five of the EPA’s “contaminants of concern.” Cadmium, copper, manganese, lead and zinc were reduced to non-detectable levels or significantly below acceptable state of Colorado discharge targets.

Blue Sky’s technology uses patented Ionic State Modification (ISM) Reactors. The system targets harmful contaminants, alters them so that they are no longer soluble in water and removes them using standard chemistry. In most waste streams, Blue Sky’s ISM technology uses comparatively small amounts of lime and greatly reduces sludge volumes that usually yield large amounts of hazardous waste.
Prior to conducting further underground mine exploration or mining activities, we will have to apply for and obtain a notice of intent to conduct prospecting and mining activities which will also necessitate a reclamation permit from the State of Colorado Division of Reclamation, Mining and Safety.
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
We believe that the Mogul property has significant visual surface mineralization of lead and zinc sulphides, and the Mogul Vein has surface outcrops which run for approximately 4,500 feet. We believe the Mogul Vein has significant widths, such that if exploration activities delineate sufficient grades of mineralization, potential mining widths exist.
The Mogul property lies in volcanic tuffs, primarily the Henson and Burns Formations, which are cut by the Mogul vein, which is associated with a ring fault of the Silverton Caldera. Other minor veins exist on the property.
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
Please see “Exploration Costs and Plans” for a discussion of our current drilling program on the Mogul Mine Property in 2008. Subject to adequate financing, in 2009 we intend to investigate reopening one or more portals on the Mogul Mine Property to conduct environmental and other reconnaissance activities.
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
Access to the Mayflower property is via county road suitable for four-wheel drive vehicles. The Mayflower Vein is located in the Silverton Volcanic series. The historic economic mineralization was located in the Hanging Wall Zone and Footwall Zone, which could exceed 10 feet in width each in places. The historic ore produced was relatively low grade in precious and base metals, but with a sufficient combined value to make production economic at the time. The Main Level of the Mayflower Unit is currently inaccessible due to construction of a plug by a previous owner. No power or water supply is currently on the property.
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

The map shown below sets forth the Mayflower Mine’s patented and unpatented mining claims which are subject to our Option Agreement.
Exploration Costs and Plans
As discussed elsewhere in this report, we have minimal cash on hand and current assets. Thus, all future exploration plans discussed in this report are subject to our obtaining adequate financing. Considering the depressed economic climate and significant difficulties in the capital and credit markets, we cannot give any assurances that we will be able to obtain adequate financing. See Management’s Discussion and analysis of plan of Operation.
Recent Exploration Events. After delay due to record accumulations of snow in the area, drilling commenced at the Gold King and Mogul Mines in July 2008. The Gold King and Mogul Mines are part of the San Juan Properties which are subject to our Option Agreement. The mines are located in the Ross Basin, high in the Colorado Rocky Mountains. At over 12,000 feet in elevation, heavy snow buildup had to be removed before we could commence drilling operations. We drilled approximately 4,200 feet of diamond core exploration holes on the Gold King and Mogul properties during the remainder of this summer and fall. The Gold King drilling targets were the Gold King-Davis veins, North Vein and the Portland Extension Vein. The drilling on the Mogul property targeted the upper Mogul Vein and the Mogul Vein at the Grand Mogul area.

In June 2008, we acquired our own drill rig and equipment, a Longyear 34 drill, which is currently drilling at the Mogul Mine. The drill has a Deutz F3L 912 deck engine, Bean 35 pump, 2-cylinder Lister with 4 speed transmission, mounted on a 1993 Morooka MST-1500. We have also contracted with Godbe Drilling, LLC of Montrose, Colorado, an unaffiliated drilling company, and they are currently drilling at the Gold King mine with their truck mounted Longyear 44 drill rig.
Our 2008 drilling program was completed in October. We drilled 3,523 feet on the Gold King Extension in 3 holes, and 1,172 feet on the Mogul Mine property in 2 holes for a total of 4,695 feet. Over 400 core samples have been sent to an independent assay laboratory for analysis. Please see “Exploration Costs and Plans” for more information regarding our 2008 drilling program and future plans.
As part of the 2008 drill program, the Company completed 3,459’ (1,054m) of core drilling in three drill holes. These particular diamond drill holes were positioned to test for NE-SW trending veins continuing from the property’s Gold King-Davis vein system. As anticipated, these drill holes successfully intercepted multiple parallel veins throughout the length of the drilling. While several veins are interpreted as being continuous mineralized structures with potential, we believe the ‘B’ Vein Zone demonstrated significant mineralization with an estimated true width of 12-13 feet and continuity.
The ‘B’ Vein Zone was encountered in hole CG08-01 at a depth of 635 feet, expressing two strong quartz sulfide veins that are approximately 30 feet apart. Step-out holes to the northeast and to the southwest intercepted the ‘B’ Vein at 615 ft. and 680 ft., respectively. We believe that all three intercepts provide indication of potential for a well-mineralized, and continuous structure.
While awaiting the completion of the entirety of assay results, being provided by Skyline Laboratories in Tucson, Arizona, Company management requested XRF analysis in order to obtain early indicative analyses of potential precious metal content. Management chose the Thermo Scientific NITON® XL3t handheld Analyzer because of its superior reputation.
Results from the Niton XL3t Analyzer testing performed on the Gold King Mine Extension mineralized segments of the ‘B’ Vein over a 2.4 ft. drill width are set forth below:

Hole ID	Depth (ft)	Au (ppm)	Ag (ppm)	Cu (%)	Pb (%)	Zn (%)
CG08-01	639.2	114.34	155	1.04	0.4	6.3
CG08-01	639.6	116.13	1,062	1.45	2.0	23.1
CG08-01	639.8	43.14	50.18	0.35	1.3	36.6
CG08-01	640.4	64.92	72.49	0.70	1.19	5.8
CG08-01	640.5	69.76	472	0.84	0.81	90.2
CG08-01	640.9	69.00	58.33	0.42	0.94	47
CG08-01	641.2	61.61	54.37	0.43	1.76	21.7
CG08-01	641.6	78.46	63.8	0.36	3.07	12.8
Source: Colorado Goldfields Inc. field testing, November 7, 2008, Silverton, Colorado using Thermo Scientific NITON® XL3t x-ray fluorescence (XRF).
•	Results are reported in parts per million. To convert parts per million to troy ounces per short ton, divide by 34.2857

•	Sample analyses were performed on whole rock drill core

•	Analysis duration was 120 seconds
Samples from the drilling program have been submitted to an independent laboratory for analysis, and check samples will be submitted to a second laboratory. XRF Analysis is not a substitute for assay analysis, and may not be indicative of actual results. We can make no assurances that assay results will be as favorable as those described above using XRF analysis.

We have requested Allan P. Juhas, Ph.D. in Economic Geology, University of Manitoba 1973, to undertake preparation of a N.I. 43-101 report based upon this season’s drilling and previous work that can be verified. Dr. Juhas has over 50 years experience in a broad spectrum of precious metal and base metal geological pursuits. Dr. Juhas is well recognized in the industry, and prepares a number of N.I. 43-101 reports each year. Our objective is to establish an N.I. 43-101 compliant resource for our San Juan Properties.
We have budgeted our operating expenses for the remainder of 2008 through March, 2009 at $600,000 to $800,000 which includes costs and expenses related to drilling, assays and geological, and preparation of the N.I. 43-101 report.
During our planning phase over the past year, we have acquired an inventory of equipment in advance of operations. We believe this stockpile will enable us to reasonably support our drilling operations by drawing upon our inventory of equipment and supplies including NQ and HQ drill rods, bits, water pumps and numerous accessories, thus minimizing any downtime during the operational phase of the drill program. Nonetheless, significant equipment breakdown, labor or weather issues, or unknown drilling problems may occur, any one of which could jeopardize completion of our drilling program in 2009. Such problems would likely increase the cost of the drilling program.
In connection with our future sampling programs, we intend to perform these programs in compliance with Canada’s National Instrument 43-101, a rule developed by Canadian administrators which requires strict protocols and procedures governing how companies disclose scientific and technical information about their mineral projects to the public. NI-43-101 includes requirements regarding chain of custody, quality control, and qualifications of persons performing the scientific and technical services.
The following table sets forth our estimated exploration costs for the San Juan Properties. We estimate that these costs will be incurred over a three year period. These estimated costs may change significantly due to shortages of qualified contractors and equipment, increased government regulations or unexpected permitting issues, adverse weather, lack of capital, or other unexpected problems or issues. In addition, our management has wide discretion to reallocate exploration costs as it deems advisable.

	Estimated Exploration Costs
	(amounts in thousands)
	Gold King	Mogul	Mayflower
Bonds and Permits	$300	$100	$20
Surface Drilling	600	700	500
Underground Rehabilitation & Development	3,500	1,000	400
Underground Drilling	900	100	—
Surface and Power Improvements	150	—	40
Consultants and Studies	75	75	100
Other Costs	150	150	150

Total Estimated Costs	$5,675	$2,125	$1,210

For each of these properties, our exploratory phased program consists of gathering and re-interpreting the historic geological information on the properties followed by surface drilling. At the Gold King and Mogul Units, underground work is planned to commence in 2009 to reopen old workings and to conduct underground exploration, all subject to availability of funds, availability of contractors, and securing the necessary permits. Extension of the workings of the Gold King and Mogul Units is contemplated to allow for underground drilling and sampling activities. Based on the information gathered from these phases, additional work will be conducted.
We intend to continue to raise capital through equity or debt offerings, although we cannot give any assurances that we will be successful in raising sufficient capital on economically feasible terms. See “Management’s Discussion and Analysis or Plan of Operation.”

Past Exploration Activities. Total direct drilling and exploration costs incurred through August 31, 2008 exploring the San Juan Properties were approximately $656,000. Our sampling program during 2007 followed a strict protocol regarding sample collection, sample preparation, and analytical procedures. We contracted Coast Mountain Geological Ltd. of Vancouver, British Columbia, Canada to conduct these activities and Coast Mountain followed its established protocols in all of its operations. The Coast Mountain geologist was provided an exclusive building with the geologist controlling the locked access to the work area, for examining, collecting and preparing the drill core and surface samples. Photographs were taken of all core samples and appropriately logged. The relevant sections of the core were then split, with one half of the material being prepared as samples, and the other half retained in a core library. Strict chain of custody procedures were followed by the contract geologist. At no time was any officer of the Company able to view the work area unsupervised by the geologist. Gary Schellenberg, our former Vice President and Director, is a part owner and principal of Coast Mountain Geological, Ltd. Samples were sent to Acme Analytical Laboratories of Blaine, Washington, an unaffiliated contractor, for testing. It is our understanding that Acme Analytical Laboratories follows strict commercial QA/QC protocols in their handling of the samples and analytical work.
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
We purchased the Pride of the West Mill in June 2007 from Tusco, Inc., an unrelated third party, for a sale price of $900,000 and assumption of the Colorado Mined Land Reclamation Permit. We paid $250,000 of the purchase price in cash, with the remaining $650,000 paid by way of a promissory note to Tusco with interest at 7% per annum. Interest on the note of $3,792 is payable monthly and the entire amount is due and payable on or before June 29, 2009, and is secured by Deeds of Trust and financing statements on the mill property and equipment.
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
In March 2008, the Colorado Division of Reclamation, Mining and Safety transferred the mill permit into our name, and in connection therewith, we posted a bond in the amount of $318,154 with the Division in the form of a letter of credit. The total reclamation costs were estimated at approximately $500,000, and our management continues to believe that such estimate is reliable. Thus, we have recorded an estimated asset obligation of $500,000 in connection with our estimated future reclamation costs.

The Pride of the West Mill was (and is) the subject of a cease and desist order (“C&D”), issued by the Colorado Division of Reclamation (“DRMS”), Mining and Safety due to the operational deficiencies of the previous operator (Silver Wing Company, Inc.) in the period 2002-2003.
The four problems causing the C&D have been identified; solutions designed, and are now ready to be implemented, which will remove the C&D.
The problems enumerated in the C&D are:
1.	Leaks in the mill roof allowing rain and melt water to collect in the basement of the mill, transiting the single walled pipe to the mill drainage pond.

2.	Piping from the main mill building to the mill building drainage pond is currently only of single wall thickness; two-walled thickness is required.

3.	Existing holes in the existing single tailing pond liner.

4.	The mill building drainage pond needs an additional liner.
The Mill roof repair was completed in October 2007. The mill roof and the main flat roof were replaced with a new Ethylene Propylene Diene Monomar (“EPDM”), liner roof. The flat roof work included installation of foam insulation to R-42 thickness under the EPDM roof liner to increase the energy efficiency of the mill building.
The second item, involves replacing approximately 100 feet of drainage pipe from the main mill building to the mill drainage pond with double wall thickness pipe. This work will take less than a day and cost $3,500 or less.
To fully explain items 3 and 4, relating to the ponds, some background is provided.
In October 2007, Colorado Goldfields Inc. requested a DRMS team to visit the Pride of the West Mill for a comprehensive review of activities designed to lift the C&D. DRMS and the Company agreed to the replace the existing small, single lined tailings pond with a state-of-the-art reinforced double liner that included a leak detection system. This qualifies ponds as an “Environmental Protection Facility,” suitable for disposal of material on which cyanide has been used in processing.
Design drawings and specifications were provided to CGFI on June 17, 2008. This design will be submitted to DRMS as a “technical revision” of the Pride of the West Mill permit M-1984-049.
Upon approval of the final tailings pond design, we will obtain a quotation for materials and installation of the new liners. A projected cost is $500,000. A similar procedure will be used when adding additional height to Cell 1, or in re-activating the much larger Cell 2. Ultimately, the Company plans to transport the mill tailings underground into the mines for backfilling purposes and disposal.
In summary, the scope of the work necessary to lift the C&D is identified, as well as costs. Design is finished and we are now moving forward with approval and implementation.

Detail drawings of the pond design follow.

EXISTING GROUND TOPOGRAPHY (NOTE 5)
0 50 100
SCALE IN FEET

LCS SUMP AREA
NOTE 3
9671
9672
9673
9674
0 50 100
SCALE IN FEET

EXISTING TAILINGS POND CONDITIONS

NOTES:

1) EXISTING DIVIDER BERM TO BE REMOVED AND REGRADED TO FORM A SINGLE TAILINGS CONTAINMENT CELL.

2) TAILINGS BERM CREST HEIGHT LIMITED TO 10FT. ABOVE EXISTING GROUND ON DOWNSTREAM END.

3) NORTHWEST BERM TOE LIMIT ESTIMATED BASED ON FIELD OBSERVATION OF TOPOGRAPHY AS GENTLY SLOPING IN AREAS WHERE EXISTING GROUND CONTOURS ARE NOT AVAILABLE.

4) FINAL TAILINGS SURFACE ALLOWS FOR MINIMUM 2FT. DRY FREEBOARD.

5) EXISTING TOPOGRAPHY PROVIDED BY COLORADO GOLDFIELDS.

FINAL TAILINGS POND CONDITIONS

FINAL TAILINGS CELL EXPANSION CAPACITY = [illegible] yd^3 OR [illegible] TONS @ 75 lb/ft^3 AVERAGE TAILINGS DENSITY

VECTOR ENGINEERING, INC.
USA + CENTRAL & SOUTH AMERICA + PHILIPPINES

COLORADO GOLDFIELDS

EXISTING AND FINAL TAILINGS POND PLANS

PRIDE OF THE WEST PROJECT

01

PROJECT NO.

BERM CREST EL. 9674'
FINAL TAILINGS SURFACE @1% GRADE
BERM CREST (PROJECTED TO SECTION)
BERM CREST EL. 9673'
ELEVATION (ft)
DISTANCE (ft)
TAILINGS SECTION
COMPACTED BERM FILL
EXISTING BERM CREST
EXISTING FILL
EXISTING LINER
NOTE 1
LCRS SUMP
TAILINGS BERM CREST RAISE DETAIL
NOT TO SCALE
COMPACTED FILL
EMBANKMENT CREST
COMPACTED BERM FILL
DOUBLE LINER WITH LEAK DETECTION GEONET
EMBANKMENT CREST ANCHOR TRENCH DETAIL
NOT TO SCALE
TAILINGS IMPOUNDMENT
60 mil LLDPE PRIMARY LINER
200 mil HDPE FABRIC WRAPPED GEONET
60 mil LLDPE BOTTOM LINER
EXISTING TAILINGS IMPOUNDMENT
CELL BOTTOM LINER DETAIL
NOT TO SCALE
TAILINGS IMPOUNDMENT
60 mil LLDPE PRIMARY LINER
6" FINE BEDDING FILL OR TAILINGS
200 mil HDPE FABRIC WRAPPED GEONET
PREPARED FOUNDATION SURFACE
60 mil LLDPE BOTTOM LINER
CELL SLOPE LINER DETAIL
NOT TO SCALE
SECTION EXTENDS TO CREST
6" DIA. SCH 80 PVC LCRS PIPE BETWEEN LINERS
LCRS SUMP BENEATH LINED CELL SUMP
EXCAVATE THROUGH EXISTING LINER AS REQUIRED
GRADE TO DRAIN
LCRS SUMP DETAIL
NOT TO SCALE
4" DIA. CONCRETE FILLED STEEL PIPE GUIDE EACH SIDE OF PIPE (PROJECTED TO SECTION)
AIR VENT HOLE
STAINLESS STEEL CLAMP AND BUTYL CAULK
60 mil LLDPE PIPE BOOT WELDED TO TOP LINER
TAILINGS POND CREST RANGE
COMPACTED FILL
6" DIA. SCH 80 PVC LCRS PIPE WITH BOTTOM 5' SLOTTED
LCRS PEA GRAVEL
GRADE TO DRAIN
TAILINGS OR 6" FINE BEDDING FILL
SUMP BOTTOM
LCRS SUMP SECTION
NOT TO SCALE

NOTES:
1) EXISTING LINER TO BE REMOVED BENEATH BERM CREST RAISE TOE.

REV. NO.	DATE	DESCRIPTION	DRAWN BY	DESIGNED BY	CHECKED BY	APPROVED BY

VECTOR ENGINEERING, INC.
USA • CENTRAL & SOUTH AMERICA • PHILIPPINES

COLORADO GOLDFIELDS

TAILINGS POND SECTION AND DETAILS

PRIDE OF THE WEST PROJECT

02

PROJECT NO.

Subject to funding, regulatory and other approvals, and other factors, we are hopeful of addressing the requirements of the Cease and Desist Order in 2009.
The following table sets forth our estimated costs to bring the mill into active status. Subject to adequate funding, we intend to begin the renovations June 2009 and we estimate that it will take approximately four months to complete most of the renovations.

Estimated Cost
(amounts in
thousands)
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
The Pride of the West Mill is currently under a Cease and Desist Order from the Colorado Division of Reclamation, Mining and Safety that was issued against a previous operator. The Cease and Desist Order prohibits operation of the Pride of the West Mill until deficiencies in the mill tailing impoundment area, the mill drain water impoundment area, and other problems are corrected. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pride of the West Mill,” for additional information.

We have met with personnel from the Colorado Division of Reclamation, Mining and Safety to discuss the correction of these deficiencies. In September-October 2007, we engaged contractors to re-roof a substantial portion of the main mill building at a cost of approximately $90,000. The Company engaged an engineering firm to design a new tailings impoundment for the Pride of the West Mill and to address claimed deficiencies in the mill drainwater impoundment; we received a design on June 17, 2008. See “ Item 7. — Management Discussion and Analysis of Financial Condition and Results of Operation” for additional details.
This design will be submitted to DRMS as a “technical revision” of the Pride of the West Mill permit M-1984-049.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
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

Year Ended	High	Low
August 31, 2006
April 11 to May 31, 2006 (1)	$0.32	$	Nil
Fourth Quarter	0.32		0.31
August 31, 2007
First Quarter	$0.31		$0.04
Second Quarter	0.06		0.04
Third Quarter	0.19		0.04
Fourth Quarter	0.63		0.19
August 31, 2008
First Quarter	$0.85		$0.51
Second Quarter	0.85		0.55
Third Quarter	0.85		0.22
Fourth Quarter	0.25		0.08

*	We effectuated a 7.9 for one stock split effective June 18, 2007 and a two for one stock split effective October 29, 2007. The prices set forth above have been adjusted for these forward stock splits.

(1)	The low price during this period, before being adjusted for the forward stock splits, was $0.15.
On November 21, the last reported sales price of our common stock as reported on the OTCBB was $0.028 per share. As of November 21, 2008, there were 40 holders of record of our common stock.
On October 17, 2008, the Company’s Board of Directors authorized a 30% (thirty percent) stock dividend of the Company’s Common Stock for its Stockholders of Record as of Thursday, November 6, 2008. The Stock Dividend Pay Date to stockholders will be on Wednesday, November 26, 2008.
We have never paid a cash dividend. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for growth. Our initial earnings, if any, will likely be retained to finance our growth. At the present time, we are not party to any agreement that would limit our ability to pay dividends.
The Securities Enforcement and Penny Stock Reform Act of 1990
The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares are currently subject to the penny stock rules.

A purchaser is purchasing penny stock which limits the ability to sell the stock. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.
The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:
•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.
The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:
•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.
In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements have the effect of reducing the trading activity in the secondary market for our stock. Thus, stockholders may have difficulty selling their securities.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following sets forth information as of August 31, 2008 concerning compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:
Equity Compensation Plan Information

Number of securities
	to be issued upon		Weighted average
	exercise of		exercise price of	Number of securities
	outstanding options,		outstanding options,	remaining available
Plan Category	warrants and rights		warrants and rights	for future issuance
Equity compensation plans approved by security holders:
None
Equity compensation plans not approved by security holders:
2008 Employee Stock Incentive Plan	1,250,000	(1)	$0.50	3,575,000

(1)
Represents options to purchase shares granted to two of our officers and three of our Directors under the 2008 Stock Incentive Plan. The options have ten-year terms and were granted in 2008. Please see Item 11 — Executive Compensation — Equity Compensation plans,” for a description of this plan.

2008 Non-Qualified Consultants & Advisors Stock Compensation Plan
On September 12, 2008, our Board of Directors approved the 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan. We are authorized to issue up to 50,000,000 shares of our Common Stock (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock) to consultants or advisors in connection with services rendered by such persons or entities. The plan is administered by our Compensation Committee of the Board of Directors, or if the we do not have a Compensation Committee, then a committee appointed by the Board which is to consist of one executive officer of the Company and at least one independent, non-employee member of the Board. If no committee is appointed, then the Board of Directors administers the plan. We currently do not have a Compensation Committee. Our Board has appointed C. Stephen Guyer, our Chief Financial Officer and Director, and Eric O. Owens, one of our independent Directors, to act as the committee to administer the plan. We have registered with the Securities and Exchange Commission the common shares issuable under the Plan. One of the primary purposes of the plan is to give our company the flexibility to pay for services with shares of our common stock rather than with cash during our exploratory stage.

2008 Employee & Director Stock Compensation Plan
In November, 2008, our Board of Directors approved the Employee & Director Stock Compensation Plan (the Plan). The purpose of the Plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company. Considering that we are an exploratory mining company which faces challenging economic times and difficult capital markets, the Board of Directors believes that using our common stock is an important means of retaining and compensating employees and directors. We are authorized to issue up to 36,000,000 shares of our Common Stock, subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock. The Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, one of whom is an independent director, or in the absence of such a committee, the Plan is to be administered by the Board of Directors. Our Board of Directors appointed C. Stephen Guyer, our CFO, and Norman Singer, one of our independent directors, to the committee. Any of our employees or directors are eligible to receive awards under the 2008 Plan.
Transfer Agent
Corporate Stock Transfer is the transfer agent for our common stock. Their address is at 3200 Cherry Creek Drive, Suite 430, Denver, Colorado 80209, and their telephone number is (303) 282-4800.
Issuer purchase of equity securities
There were no issuer purchases of securities during the period covered by this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Colorado Goldfields Inc. (the “Company”).
This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the two years ended August 31, 2008, as well as our future results. It consists of the following subsections:
•
“Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2009;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;
•	“Results of Operations and Comparison”,” which sets forth an analysis of the operating results for the last two years;
•
“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

•	“Recent Accounting Pronouncements and Developments,” which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results.
This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.
Introduction and Plan of Operation
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the year ended August 31, 2008 and compares those results to the year ended August 31, 2007.
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

On August 29, 2008 we entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Investments, LP (“YA”), whereby we may be able to sell common shares under the SEDA in tranches over the next two years up to a maximum of $5,000,000. For each common share purchased under the SEDA, YA will pay the Company 95% of the lowest volume weighted average price of the common shares on the market during the five consecutive trading days after we notify YA of its intention to sell common shares under the SEDA. We may sell tranches of common shares up to $250,000 every five trading days. In conjunction with the SEDA the Company has expensed costs of $167,529. Please see “Liquidity and Capital Resources” below for further information regarding the terms of the SEDA.
Our plan of operation for fiscal 2009 is to continue seeking funding for our operations and mining exploration program on the San Juan Properties that began in the fall of 2007. Our option agreement to acquire an 80% interest in the San Juan Properties requires us to expend $13 million on the properties, and we currently believe that expenditure of that amount will ready the mine for production assuming that economically feasible reserves exist, although we cannot give any assurances that additional funds will not be necessary.
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
Liquidity and Capital Resources
We were formed in early 2004 and have primarily had limited activity until our acquisition of the option to acquire interests in the San Juan Properties. Since we have received no revenue from the production of gold or other metals, we have relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception, and we expect we will continue to incur losses for the next 2 or 3 years. As of the date of this filing, we do not have any available external source of funds. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.
Our financial statements included in this report have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. We had a working capital deficit of $872,395 at August 31, 2008, incurred net losses of $3,721,021 and $300,193 for the years ended August 31, 2008 and 2007, respectively, and a deficit accumulated during the exploration stage of $4,092,579 for the period from February 11, 2004 (inception) through August 31, 2008. Accordingly, we have not generated cash flow from operations and have primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from our possible inability to continue as a going concern.

We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting some of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our capital requirements for the foreseeable future include continued exploration of the San Juan Properties, payments required to keep the San Juan Properties option in good standing, payment on a $650,000 promissory note which is collaterized by the Pride of the West Mill and our corporate overhead expenses.
On August 29, 2008, we entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Investments, LP (“YA”), whereby we may be able to sell our common shares under the SEDA in tranches over the next two years up to a maximum of $5,000,000. For each common share purchased under the SEDA, YA will pay us 95% of the lowest volume weighted average price of the common shares on the market during the five consecutive trading days after we notify YA of our intention to sell common shares under the SEDA. The Company may sell tranches of common shares up to $250,000 every five trading days. The terms of the SEDA require that we have on file an effective registration statement with the Securities Exchange Commission (“SEC”). We have filed a registration statement with the SEC to register 30,000,000 shares for issuance under the SEDA. In November 2008, we received a comment letter from the SEC regarding the filing and are in the process of formulating a response thereto. We cannot guarantee that the SEC will declare the registration statement effective. If the registration statement is not eventually declared effective by the SEC, we will be unable to take any draws on the SEDA. In addition, at our recent stock price level of $0.02 per share, the 30,000,000 shares that we have proposed to register with the SEC will only net us approximately $570,000 in proceeds. This amount would likely be insufficient to meet our cash requirements for the remainder of fiscal 2009. Thus, we will have to register additional shares with the SEC in order to draw further on the SEDA. Under SEC rules, we may be limited as to the number of shares we can register at any given time.
We are actively seeking additional equity or debt financing. However, there can be no assurance that funds required during the next twelve months or thereafter will be available from external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. All of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing.
As of August 31, 2008, we had cash and cash equivalents of approximately $135,000, other current assets of approximately $80,000 and current liabilities of approximately $1,087,000. We used cash and cash equivalents of $1,960,800 in operating activities for the year months ended August 31, 2008. Investing activities for the year ended August 31, 2008 consisted of the purchase of property, plant and equipment of $462,900, offset by the proceeds from the sale of property, plant and equipment of $35,000. Financing activities for the year ended August 31, 2008 included net proceeds of $3,002,200 from the issuance of 8,758,600 common shares at a price of $0.375 per share from an equity private placement. Approximately $500,700 of the proceeds were used to repay promissory notes and advances during the year ended August 31, 2008.

Contractual Obligations
The table below summarizes contractual obligations as of August 31, 2008 due in the future.

		Less than 1
Contractual Obligations	Total	Year	2 and 3	4 and 5
Principal payment on Pride of the West Mill(1)	$650,000	$650,000

(1)	This amount is due on June 29, 2009, along with any unpaid interest. The note is secured by the Mill; thus, a default on this obligation could result in foreclosure on our Mill.
Critical Obligations
The following, although not contractual obligations, represent payments critical to executing our business plan. Failure to make the following payments, or amend the underlying agreements, would be extremely detrimental to us.

		Less than 1
Critical Obligations	Total	Year	2 and 3	4 and 5
Option payment to San Juan Corp.(1)	$300,000	$100,000	$200,000
Royalty option exercise(2)	$250,000	$250,000

(1)
Should we default on the Option Agreement with San Juan Corp., (see paragraph 6 of Notes to the Financial Statements), our only remaining fixed asset would be the Pride of the West Mill, which is subject to a $650,000 Deed of Trust in favor of Tusco, Inc.

(2)
Should we be unable to execute the Option Contract to purchase the legacy royalties described in paragraph 6(b) of the Notes to the Financial Statements, then those royalties would remain payable to the royalty holder and would reduce our ultimate profitability.

Management continues to discuss amendments to the two forgoing agreements with the parties. However, we can make no assurance that we will be able to reach amendments on acceptable terms, if at all.
Results of Operations
We are presently in the exploration stage of our business and have not earned any revenues to date, and we do not anticipate earning revenues until we acquire and develop mining properties with proven reserves. For most of fiscal year 2007, our operations were limited. In the last two fiscal quarters of 2007, we began negotiations for and completed (i) the acquisition of the Pride of the West Mill in Howardsville, Colorado and (ii) the option agreement with Todd C. Hennis and his company, San Juan Corp., with respect to the San Juan Properties.
Year Ended August 31, 2008 Compared to Year Ended August 31, 2007
For the year ended August 31, 2008, we incurred a net loss of approximately $3,721,000 compared to a net loss of approximately $300,200 for the year ended August 31, 2007.
General and administrative costs were $2,607,000 and $62,900 for the years ended August 31, 2008 and 2007, respectively. Salaries and related payroll taxes were $306,000 and $18,300 for the years ended August 31, 2008 and 2007, respectively. The increase is due to the hiring of Mr. Hennis in June 2007, a chief financial officer and mining professionals during second and third quarters 2008, and the costs associated with increased business activities of the management of the properties, including due diligence on potential acquisition targets and raising capital for the Company. The Company incurred consulting and investor relations expense of $1,016,700 during the year ended August 31, 2008 while there was no similar expense in the prior year. The increase is due to the Company’s intent on raising shareholder value and having more corporate communication. Travel and related costs were $98,000 and $6,400 for the years ended August 31, 2008 and 2007, respectively. The increase in travel during the 2008 fiscal year was due to costs associated with due diligence on potential acquisitions and costs associated with raising funds for the Company. General and administrative expenses for the year ended August 31, 2008 include $1,764,900 of non-cash expenses due to the expensing of vested stock options of $895,200 and the issuance of stock for services of $869,700 under various stock plans of the Company. There were no such expenses for the year ended August 31, 2007.

For the year ended August 31, 2008 and 2007, mineral property and exploration costs were $587,279 and $93,900, respectively. The increase during the fiscal year ended August 31, 2008 is due to a small drilling program during the fall of 2007 and the more extensive drilling program on the Gold King property which commenced during the summer of 2008.
Interest expense was $48,200 and $11,100 for the years ended August 31, 2008 and 2007, respectively, related to the mortgage on the Pride of the West Mill which was purchased in June 2007. We also had interest income of $15,800 during the year ended August 31, 2008 due to the investing of the net proceeds from our private placement in November 2007.
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
Stock-Based Compensation: Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment, requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period). We utilize the Black-Scholes option-pricing model to determine fair value which requires us to make judgments relating to the inputs required to be included in the model. In this regard, the expected volatility is based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The U.S. Treasury bill rate for the expected life of the stock options is utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding. We do not have historical exercise trends to analyze. Therefore, the expected term used by management was calculated in accordance with the Staff Accounting Bulletin 107 “Share-Based Payment” (“SAB 107”) for “plain-vanilla” options.

Recent Accounting Pronouncements
During October 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The statement will be applied prospectively by the Company for any fair value instruments that arise after the date of adoption.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted provided that an entity also adopts SFAS 157. The Company has not determined the impact this standard will have on its financial statements upon adoption.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after September 1, 2009 for the Company. The Company does not expect that the adoption of SFAS 141R will have an impact on its financial statements unless the Company enters into business acquisitions in the future.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Colorado Goldfields Inc.
We have audited the accompanying balance sheets of Colorado Goldfields Inc. (an Exploration Stage Company) as of August 31, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ equity (deficit) for each of the years in the two-year period ended August 31, 2008, and for the period from February 11, 2004 (inception) through August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Goldfields Inc. as of August 31, 2008 and 2007, and the results of its operations and cash flows for each of the years in the two-period ended August 31, 2008 and 2007, and for the period from February 11, 2004 (inception) through August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $3,721,021 for the year ended August 31, 2008, and a deficit accumulated during the exploration stage of $4,098,579 for the period from February 11, 2004 (inception) through August 31, 2008. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ GHP HORWATH, P.C.
Denver, Colorado
November 25, 2008

Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	August 31,	August 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$134,856	$22,046
Restricted cash (Note 3)	—	19,965
Prepaid expenses and other	79,656	6,739

Total Current Assets	214,512	48,750

Non-Current Assets
Property, plant and equipment (Note 4)	1,819,834	1,400,677
Reclamation bond (Note 4)	318,154	—
Other	13,520	14,120

Total Non-Current Assets	2,151,508	1,414,797

Total Assets	$2,366,020	$1,463,547

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable (Note 8)	$398,671	$76,446
Accrued liabilities	38,236	28,426
Advances payable (Note 5)	—	400,733
Notes payable (Notes 4 and 5)	650,000	100,000

Total Current Liabilities	1,086,907	605,605

Non-Current Liabilities
Long-term debt (Note 4)	—	650,000
Asset retirement obligation (Note 4)	525,000	500,000

Total Non-Current Liabilities	525,000	1,150,000

Total Liabilities	1,611,907	1,755,605

Contingencies and Commitments (Notes 4, 5, 6, 7, 8, 10, 11 and 12)

Stockholders’ Equity (Deficit)
Common stock, 1,185,000,000 shares authorized, $0.001 par value; 104,404,708 and 88,085,000 shares issued and outstanding, respectively	72,570	56,250
Additional paid in capital	4,750,872	—
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(4,098,579)	(377,558)

Total Stockholders’ Equity (Deficit)	754,113	(292,058)

Total Liabilities and Stockholders’ Equity	$2,366,020	$1,463,547

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations

			Accumulated from
	For the Year	For the Year	February 11, 2004
	Ended	Ended	(Date of Inception) to
	August 31, 2008	August 31, 2007	August 31, 2008

Revenue	$—	$—	$—

Operating expenses

Donated rent (Note 9)	—	2,250	9,750
Donated services (Note 9)	—	4,500	19,500
General and administrative	2,607,001	62,948	2,671,449
Mineral property and exploration costs	587,279	93,862	716,231
Professional fees	494,359	126,547	639,181

Total operating expenses	(3,688,639)	(290,107)	(4,056,111)

Other income (expense)
Other income	—	1,048	1,048
Interest income	15,838	—	15,838
Interest expense	(48,220)	(11,134)	(59,354)

Total other expense	(32,382)	(10,086)	(42,468)

Net Loss	$(3,721,021)	$(300,193)	$(4,098,579)

Net Loss Per Share — Basic and Diluted	$(0.04)	*

Weighted Average Shares Outstanding — Basic and Diluted	95,419,972	88,085,000

*	Amount is less than $(0.01) per share.
The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows

			Accumulated from
	For the Year	For the Year	February 11, 2004
	Ended	Ended	(Date of Inception) to
	August 31, 2008	August 31, 2007	August 31, 2008

Cash Flows Used in Operating Activities:

Net loss	$(3,721,021)	$(300,193)	$(4,098,579)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	—	6,750	29,250
Depreciation	8,782	—	8,782
Stock issued for services	869,739	—	869,739
Stock-based compensation — options (Note 7)	895,209	—	895,209
Accretion expense on asset retirement obligation	25,000		25,000
Change in operating assets and liabilities:
Decrease (increase) in restricted cash	19,965	(19,965)	—
Increase in prepaid expenses and other	(72,917)	(6,739)	(79,656)
Increase in accounts payable	322,225	73,988	398,671
Increase in accrued liabilities	9,810	22,985	38,236
Increase in reclamation bond	(318,154)	—	(318,154)
Decrease (increase) in other assets	600	(14,120)	(13,520)

Net cash used in operating activities	(1,960,762)	(237,294)	(2,245,022)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	35,000	—	35,000
Acquisition of property, plant and equipment	(462,939)	(250,677)	(713,616)

Net cash used in investing activities	(427,939)	(250,677)	(678,616)

Cash Flows From Financing Activities:
Advances received	—	405,733	405,733
Repayment of advances (Note 5)	(400,733)	(5,000)	(405,733)
Advances from related party	—	10,000	10,052
Repayment of advances from related party	—	(10,000)	(10,052)
Proceeds from note payable	—	100,000	100,000
Repayment of note payable (Note 5)	(100,000)	—	(100,000)
Net proceeds from issuance of common stock	3,002,244	—	3,058,494

Net cash provided by financing activities	2,501,511	500,733	3,058,494

Increase in cash and cash equivalents	112,810	12,762	134,856

Cash and cash equivalents — Beginning of Period	22,046	9,284	—

Cash and cash equivalents — End of Period	$134,856	$22,046	$134,856

Supplemental Disclosures:
Interest paid	$48,220	$7,583	$55,803
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:

Acquisition of land and building:
Cash paid	$—	$250,677	$250,677
Mortgage note given to seller	—	650,000	650,000
Asset retirement obligation assumed	—	500,000	500,000

Assets acquired	$—	$1,400,677	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
From February 11, 2004 (Date of Inception) to August 31, 2008

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders’
	Common Stock		Paid in	Donated	Exploration	Equity
Number of Shares	Shares	Amount	Capital	Capital	Stage	(Deficit)

Balances — February 11, 2004 (Date of inception)	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	39,500,000	2,500	—	—	—	2,500
Donated services and rent	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	39,500,000	2,500	—	4,500	(5,898)	1,102
Issuance of common stock for cash	48,585,000	53,750	—	—	—	53,750
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	88,085,000	56,250	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	88,085,000	56,250	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	88,085,000	56,250	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $282,231) (Note 8)	8,758,600	8,759	2,993,485	—	—	3,002,244
Shares issued for services	7,561,108	7,561	862,178	—	—	869,739
Stock options issued to employees (Note 8)	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	(3,721,021)	(3,721,021)

Balances — August 31, 2008	104,404,708	$72,570	$4,750,872	$29,250	$(4,098,579)	$754,113

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
As of and for the years ended August 31, 2008 and 2007
1.	Organization, Nature of Business, Going Concern and Management’s Plans

Organization and Nature of Business:

The Company was incorporated in the State of Nevada on February 11, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 Accounting and Reporting for Development Stage Enterprises. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether the properties it intends to acquire contain mineral reserves that are economically recoverable.

Going Concern and Management’s Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $872,395 at August 31, 2008, incurred net losses of $3,721,021 and $300,193 for the years ended August 31, 2008 and 2007, respectively, and a deficit accumulated during the exploration stage of $4,098,579 for the period from February 11, 2004 (inception) through August 31, 2008. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

On August 29, 2008 the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Investments, LP (“YA”), whereby the Company may be able to sell common shares of the Company under the SEDA in tranches over the next two years up to a maximum of $5,000,000. For each common share purchased under the SEDA, YA will pay the Company 95% of the lowest volume weighted average price of the common shares on the market during the five consecutive trading days after the Company notifies YA of its intention to sell common shares under the SEDA. The Company may sell tranches of common shares up to $250,000 every five trading days. The terms of the SEDA will become effective pursuant to the acceptance by the Securities Exchange Commission (“SEC”) of a Form S-1 registration statement which was filed on October 15, 2008. In November 2008, the Company received a comment letter from the SEC regarding the filing and are in the process of analyzing a response thereto. The Company cannot guarantee that the SEC will declare the registration statement effective. If the registration statement is not eventually declared effective by the SEC, the Company will be unable to take any draws on the SEDA. In addition, at our recent stock price level of $0.02 per share, the 30,000,000 shares that the Company has proposed to register with the SEC will only net approximately $570,000 in proceeds. Thus, the Company will have to register additional shares with the SEC in order to draw further on the SEDA. Under SEC rules, the Company may be limited as to the number of shares we can register at any given time.

The Company continues to explore sources of additional financing to satisfy its current operating requirements. The Company currently faces a severe working capital shortage and is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations, continue mining exploration activities and plans, fulfill its obligations under its mineral property option agreements and satisfy existing creditors. There is no assurance the Company will be able to obtain the funds that it needs to stay in business or complete its planned exploration activities.

There can be no assurance that funds required during the next twelve months or thereafter will be generated from operations or that those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders. All of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing.

2.	Summary of Significant Account Policies
a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars. The Company’s fiscal year-end is August 31.

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

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potential dilutive common shares (options and warrants) outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended August 31, 2008, the effect the conversion of outstanding options and warrants would have been anti-dilutive. The Company did not have any dilutive securities outstanding for the years ended August 31, 2007.

d)	Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income (loss), its components, and accumulated balances. For the periods presented there were no differences between net loss and comprehensive loss.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management believes no impairment exists as of August 31, 2008.

h)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable and notes payable were estimated to approximately their carrying value due to the immediate or short-term maturity of these financial instruments. The fair value of the letter of credit issued in conjunction with the reclamation bond (Note 4) approximates the fees paid to obtain it.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, Accounting for Income Taxes as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty In Income Taxes, an Interpretation of FASB Statements No. 109, on September 1, 2007. There were no unrecognized tax benefits and accordingly, there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Colorado. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.

j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency transactions or balances are included in the determination of income. Foreign currency transactions have in the past been primarily undertaken in Canadian dollars. The effects of foreign currency translations and transactions are not material.

k)	Share Based Payments

SFAS 123(R), Share-Based Payment, requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period). The Company utilizes the Black-Scholes option-pricing model to determine fair value (See Note 8).

l)	Asset Retirement Obligation

SFAS 143, Accounting for Asset Retirement Obligations, requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset (see Note 4). Accretion expense is recorded in each subsequent period to recognize the changes in the liability resulting from the passage of time. During the year ended August 31, 2008, the Company recorded accretion expense of $25,000. During 2007, accretion was not material. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the long-lived asset. Other than the increase due to accretion, no other changes or revisions to the original fair value of the liability occurred during the years ended August 31, 2008 or 2007.

m)	Recent Accounting Pronouncements

During October 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The statement will be applied prospectively by the Company for any fair value instruments that arise after the date of adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted provided that an entity also adopts SFAS 157. The Company has not determined the impact this standard will have on its financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after September 1, 2009 for the Company. The Company does not expect that the adoption of SFAS 141R will have an impact on its financial statements unless the Company enters into business acquisitions in the future.

3.	Restricted Cash

During the year ended August 31, 2007, the Company prepaid $19,965 of outstanding fees and disbursements with respect to the promissory note as disclosed in Note 5. This amount, which was held in escrow by the Company’s legal representative, was ultimately used to repay the aforementioned promissory note in November 2007.

4.	Property, Plant and Equipment

On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller which is collateralized by the property bearing interest at 7% per year with interest only payable monthly for two years, with all unpaid principal due June 29, 2009. Interest expense related to the Mill note for the years ended August 31, 2008 and 2007, was $45,500 and $7,583, respectively.

In connection with the acquisition of the Mill, the Company was obligated to replace a bond that the seller had on deposit with the Colorado Division of Reclamation, Mining, and Safety. In December 2007, the Company replaced the bond by purchasing a certificate of deposit, which is restricted, used to secure an irrevocable standby letter of credit (the “LOC”) totaling $318,154, with a financial institution. The LOC is used to secure possible future payment requests made by the State of Colorado.

Property, plant and equipment consist of the following as of August 31, 2008 and 2007:

	2008	2007
Computer equipment	$2,118	$—
Vehicle	3,267	—
Mine and drilling equipment	116,379	—
Mobile mining equipment	140,585	—
Land and mill	1,566,267	1,400,677

	1,828,616	1,400,677
Less accumulated depreciation	(8,782)	—

	$1,819,834	$1,400,677

Depreciation expense was $8,782 and zero for the years ended August 31, 2008 and 2007, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the of the Company’s property, plant and equipment has not yet been placed in service.

5.	Other Notes and Advances Payable

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
a)
On June 17, 2007, the Company entered into an option agreement, amended November 8, 2007, July 10, 2008 and again on September 25, 2008, among the Company as optionee, and San Juan Corp., a company controlled by Mr. Todd C. Hennis (“Hennis”) and Hennis as optionors, whereby the Company was granted the exclusive right and option to acquire an 80% undivided right, title and interest in certain properties located in San Juan County, Colorado, which option is to be exercised by the Company in stages as follows:

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

(ii)
cash payment of $100,000 within one year from the date of the option agreement (which has been extended to December 15, 2008 and includes accrued interest at 8.5% per annum from the original date of June 17, 2007);

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

The option agreement: (i) will terminate in the event the Company fails to make any of the payments required to maintain the option in good standing; and (ii) notwithstanding anything else in the option agreement, may be terminated by the Company within 18 (amended to 12), months from date of the option agreement by providing 10 days’ written notice to the optionors.
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

The Company is also required to pay or reimburse the optionors for all annual property taxes on the San Juan Properties and for any additional taxes which may be assessed on the San Juan Properties by reason of improvements that the Company places on the San Juan Properties. The surface rights agreement terminates upon the earlier of (i) termination of the mineral rights on the San Juan Properties; (ii) complete reclamation and restoration of the San Juan Properties; (iii) termination of the option agreement prior to our exercising the option; (iv) failure to pay the property or other taxes on the San Juan Properties; or (v) June 17, 2032.

b)
The mining claims that are subject to the Company’s Option Agreement with Hennis and San Juan Corp. are subject to the following pre-existing royalties: (i) 3.0% net smelter return royalty on Gold King Mine, (ii) 2.5% net profits interest on Gold King Mine, (iii) 2.0% net smelter return royalty on the Mayflower Group, (iv) 2.5% net profits interest in the Mayflower Group, and (v) a 2% net smelter royalty on the Gold King Mine. The Company finalized an option agreement on December 19, 2007, with an unrelated party, whereby the Company paid $10,000 for the rights to acquire the royalties. The original expiration date of the option was November 21, 2008, however, the expiration date been extended until December 21, 2008.

7.	Stockholder’s Equity

Common shares

On November 20, 2007, the Company issued a total of 8,758,600 post-split common shares at a price of $0.375 per post-split common share under a private placement for gross proceeds of $3,284,475 (net proceeds of $3,002,244). Each common share was issued with one non-transferable share purchase warrant. Each warrant entitles the holder thereof to purchase an additional common share at a price of $0.50 per post-split share until the close of business on November 14, 2009.

During the year ended August 31, 2008, the Company issued 100,000 shares of its restricted stock to a consultant for investor relations services valued at $0.22 per share (the quoted market price at the date of issuance), which resulted in $22,000 being recorded as expense. The Company also issued 1,436,108 shares of its restricted to YA Global Investments pursuant to the terms of the SEDA (Note 1). The shares were valued at $0.08 per share (the quoted market price at the date of issuance), resulting in $114,889 being recorded as expense.

In February 2008, the Company approved the 2008 Stock Incentive Plan (“2008 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company. The 2008 Plan provides that awards may be granted for up to 9,600,000 shares of the Company’s common shares.

Pursuant to the 2008 Plan, during the year ended August 31, 2008, the Company issued 6,025,000 shares of its common stock to employees, directors and consultants for services rendered. The common shares were valued based on the quoted market price on the date of the respective stock grant, which ranged from $0.08 to $0.14 per share. The total grant date fair value of these shares was $974,389. Of the 6,025,000 common shares issued, 780,000 common shares, valued at $109,200, have vesting requirements and are being amortized and recorded to expense over the requisite service period, which is six to eighteen months. During the year ended August 31, 2008, the Company recorded expense of $732,850 related to the 6,025,000 shares.

Stock options
Under the 2008 Plan, Company issued 2,400,000 stock options to employees and directors during the year ended August 31, 2008. Terms of exercise, vesting and expirations of options granted under the 2008 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years. The exercise price of an incentive stock option may not be less than 100% of the fair market value of a share on a date of grant. For a non-statutory stock option, it may not be less than 85%.
The Company recorded compensation expense related to stock options of $895,209 and zero for the years ended August 31, 2008 and 2007, respectively. As of August 31, 2008, the Company had $28,657 of unrecognized compensation cost related to stock options which is expected to be realized over a period of approximately 1 year. During the years ended August 31, 2008 and 2007, the Company granted 2,400,000 and zero options, respectively, to purchase the Company’s common stock. During the year ended August 31, 2008, 541,668 options were cancelled and 608,332 options were forfeited. The fair value of the options granted during the year ended August 31, 2008 was estimated on grant date using the Black-Scholes option-pricing model with the following assumptions:

Volatility	174-185%
Dividend yield	0%
Risk-free interest rate	2.76% to 3.41%
Forfeiture rate	50%
Expected life (years)	5 to 6.5
The expected volatility was based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The U.S. Treasury bill rate for the expected life of the stock options was utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding. The Company does not have historical exercise trends to analyze. Therefore, the expected term used by management was calculated in accordance with the Staff Accounting Bulletin 107 Share-Based Payment (“SAB 107”) for “plain-vanilla” options.
A summary of option activity under the 2008 Plan for the year ended August 31, 2008 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at September 1, 2007	—	$—
Granted	2,400,000	0.59
Forfeited	(608,332)	0.70
Cancelled	(541,668)	0.69

Outstanding at August 31, 2008	1,250,000	$0.50	9.7	$—

Exercisable at August 31, 2008	750,000	$0.25	9.5	$—

The weighted-average grant-date fair value of options granted during the year ended August 31, 2008 was $0.54.

The following table presents information relating to nonvested stock options as of August 31, 2008:

		Weighted Average Grant-Date
	Shares	Fair Value
Nonvested at September 1, 2007	—	$—
Granted	2,400,000	0.54
Vested	(750,000)	(0.64)
Forfeited	(608,332)	(0.68)
Cancelled	(541,668)	(0.70)

Nonvested at August 31, 2008	500,000	$0.13

8.	Related Party Transactions
a)
During the year ended August 31, 2008, the Company recognized $0 (2007 - $4,500) for donated services and $0 (2007 — $2,250) for donated rent provided by an officer and director of the Company. In addition, the Company recognized $41,540 for the year ended August 31, 2008, for mineral property and exploration costs that were incurred directly or by a company partially owned by an officer and director of the Company. Also during the year ended August 31, 2008, the Company incurred mineral property and exploration costs and property, plant and equipment costs of $77,985 from a company owned by the President of the Company. In addition the Company sold property, plant and equipment and other assets to an affiliated company at book value for cash of $35,000. No gain or loss was recorded on the sale.

b)
On June 17, 2007, the Company entered into an executive employment agreement with Hennis, whereby the Company agreed to employ Hennis as Chief Executive Officer and President for the term of 18 months ending December 17, 2008, in consideration for: (1) monthly salary of $8,000 per month for the first six months, to be increased to not less than $8,500 per month thereafter; (2) monthly automobile allowance of $350 per month, plus reimbursement for mileage at the IRS standard rate; (3) certain employee benefits, including group health insurance, pension and profit sharing and other benefits elected. Pursuant to the terms of the executive employment agreement, effective January 17, 2008, Hennis’ monthly salary increased to $10,000 per month. Effective September 9, 2008, Mr. Hennis resigned as Chief Executive Officer and President of the Company.

c)
Accounts payable and accrued liabilities at August 31, 2008 and 2007, include $24,258 and $6,377 due to affiliated companies for mineral property and exploration, general and administrative costs and property, plant and equipment.

9.	Income Taxes
The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended August 31, 2008 and 2007 are as follows:

	2008	2007
Expected income tax benefit at statutory rate	$1,302,357	$105,068
State taxes	93,024	—
Permanent difference	1,760	—
Other	5,586	—
Change in valuation allowance	(1,402,727)	(105,068)

Income tax benefit	$—	$—

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $2,532,000 as of August 31, 2008. These NOLs expire on various dates through 2028. On June 17, 2007, a change in control occurred which may substantially limit utilization of net operating losses incurred prior to that date.
The Company’s deferred tax assets as of August 31, 2008 and 2007 are estimated as follows:

	2008	2007
Net operating loss	949,736	105,364
Property, plant and equipment	166,153	26,781
Deferred financing costs	62,823
Stock-based compensation	356,160	—

Deferred tax assets	1,534,872	132,145
Valuation allowance	(1,534,872)	(132,145)

Net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.
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
11.	Commitments and contingencies
On July 1, 2008, the Company entered into a twelve month executive employment agreement with its Chief Financial Officer (“CFO”). Under the terms of the agreement the CFO will receive a salary of $12,500 per month for the first six months, after which the compensation may be adjusted if deemed necessary. The CFO is also entitled to one month’s salary if terminated by the Company for convenience and one month’s salary for each year of service if terminated due to a change of control.
12.	Subsequent Events
Subsequent to August 31, 2008 (through November 21, 2008), the Company has issued 3,522,900 shares to employees, directors and consultants for services valued at approximately $180,250 under the 2008 Incentive Stock Compensation Plan.
Subsequent to August 31, 2008, the Company approved the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan (“2008 Consultants Plan”) whereby the Company may grant up to 50,000,000 shares of the Company’s stock in exchange for services rendered to the Company. As of November 21, 2008 the Company has issued 23,237,680 shares for services valued at approximately $888,000 under the 2008 Consultants Plan.
During October and November 2008, the Company has issued 750,000 restricted commons shares of the Company’s stock to a consultant in exchange for services valued at $27,500 from general authorized capital.

On October 17, 2008, the Company authorized a 30% stock dividend to its shareholders of record on November 6, 2008. The dividend is to be paid on November 26, 2008.
On November 6, 2008, the Company approved the 2008 Employee and Director Stock Compensation Plan, whereby the Company may grant up to 36,000,000 shares of the Company’s stock in exchange for services rendered to the Company. As of November 21, 2008, 1,300,000 shares have been issued under the 2008 Employee and Director Stock Compensation Plan for services valued at approximately $29,875.
Loans from Related Parties
Subsequent to August 31, 2008 the Company has borrowed $72,500 and $49,000 from its interim chief executive officer and its CFO, respectively. In connection with the borrowings, the Company executed unsecured convertible promissory notes (“Notes”) which are due six months from the dates of issue and carry interest rates of 6.5% (or 18% if the note is in default.) The Notes also provide that the Company pay collection costs and attorney fees if the Notes are not paid when due. At their election and in lieu of cash payment of the principal and interest on the Notes, the Note holders may convert their Notes is into shares of common stock. At the Holder’s option, the conversion formula is: total principal plus accrued interest, plus a 25% premium, divided by the volume weighted average closing price of the 5 trading days prior to the date of conversion, equals number of shares.
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of August 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2008 as a result of the material weakness in internal control over financial reporting discussed below.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
Until June of 2007, our operations were very limited and we had a very limited number of employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process. This caused delays in our financial reporting process for fiscal year 2007.
In connection with their audit of our August 31, 2007 financial statements, our independent registered public accounting firm identified and reported to our board of directors a material weakness in our processes, procedures and controls related to the preparation, analysis and review of financial information. The material weakness identified was related to a lack of accounting staff responsible for the authorization, processing, approval and reporting of transactions as well as controls related to the overall financial reporting process. This material weakness caused delays in our financial reporting process and threatened our ability to make timely filings under the Exchange Act without undue risk of error in fiscal year 2007. In the fiscal quarter ended November 30, 2007, we initiated and plan to undertake changes to our internal control over financial reporting to remediate the aforementioned deficiency and to strengthen our internal control processes, including the seeking of additional accounting staff and/or the consultation with outside resources as we deem appropriate.
Specifically, during fiscal year 2008, in order to further strengthen our internal control processes, our management, has implemented the following changes:
(1)
We adopted a code business conduct and ethics (“the Code”) that applies to all of our directors, executive officers and employees. The Code addresses conflicts of interest and compliance with all laws and other legal requirements. The Code also outlines acceptable methods of conducting business in an honest and ethical manner with integrity and actions in the Company’s best interest. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code.

(2)
We adopted corporate policies and procedures related to the review and disbursement of funds. Additionally, we have applied technological resources to support those employees engaged in the authorization, recording, processing and reporting of transactions, as well as the overall financial reporting process. We have also adopted a formalized employee handbook and policy manual.

(3)	On February 14, 2008, we employed C. Stephen Guyer, as Chief Financial Officer on a part-time basis, and on July 1, 2008 Mr. Guyer entered into a full-time Executive Employment Agreement with us.
(4)
We have hired an outside consultant with experience in SEC reporting and US GAAP to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances.

(5)	We retained an outside bookkeeper and have defined clear segregation of duties between our management, bookkeeper, and outside consultant.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of August 31, 2008. Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.
While we implemented several changes to strengthen our internal controls during the fiscal year ended August 31, 2008 as described above, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:
•	Lack of segregation of duties in certain accounting and financial reporting processes including the approval and execution of disbursements;

•
Certain reports prepared and accounting and reporting conclusions reached in connection with the financial statement preparation process are not submitted timely to the Board of Directors for review or approval;

•
The Company’s corporate governance responsibilities are performed by the Board of Directors; we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, several of our corporate governance functions are not performed concurrent (or timely) with the underlying transaction, evaluation, or recordation of the transaction.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in most exploration stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.
This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this annual report.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
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
The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

		First
		Became Officer
Name and Address	Age	and/or Director	Position(s)

Lee R. Rice	64	July 2008	Director and Interim CEO(1)
10920 W. Alameda Ave.
Suite 207
Lakewood, CO 80226

C. Stephen Guyer	55	February 2008	Director(2) and CFO
10920 W. Alameda Ave.
Suite 207
Lakewood, CO 80226

Eric O. Owens	51	July 2007	Director
100 Adelaide Street West
Suite 405
Toronto, Ontario M5H 1S3

Beverly E. Rich	56	July 2007	Director
1553 Greene St.
Silverton, CO 81433

Norman J. Singer	67	September 2008(3)	Director
885 S. Garfield St.
Denver, CO 80209

(1)
Todd C. Hennis, our former Chief Executive Officer, resigned for personal reasons on September 9, 2008. Lee R. Rice, one of our Directors, was appointed Interim Chief Executive Officer on September 12, 2008.

(2)	Mr. Guyer became a Director on September 12, 2008.

(3)	Mr. Singer became a Director on September 29, 2008.
LEE R. RICE, Interim Chief Executive Officer and Director. Mr. Rice is an experienced geological engineer, having worked as a geologist and engineer in the natural resources industry since 1970. Since 1990, Mr. Rice has been employed by, and is currently Chief Engineer for, Data Technology Services, Inc. a Colorado-based, privately owned company that provides information technology services to various industries, including finance, oil & gas, geology, and chemistry. Prior to this, Mr. Rice held various geological, engineering and management positions with the U.S. Bureau of Mines and private industry. Mr. Rice holds a Bachelor of Science degree in Chemistry from Case-Western Reserve University and a Master of Science in Geology and Geological Engineering (with High Honors) from South Dakota School of Mines and Technology. Mr. Rice has been a Registered Professional Engineer in Colorado for more than 30 years and is a Registered Member of the Society of Mining, Metallurgy and Exploration. Mr. Rice is also a director of International Beryllium Corporation, a public company traded on the Toronto Venture Exchange with its headquarters in Vancouver, British Columbia.

C. STEPHEN GUYER, Chief Financial Officer and Director. Mr. Guyer is a senior financial executive, having served as Chief Financial Officer for both public and private firms. Prior to joining Colorado Goldfields, he was a founder and Chief Financial Officer of Antelope Technologies, Inc., a privately-held international high-technology manufacturing venture with offices in both the USA and Switzerland. Mr. Guyer has also served as Chief Financial Officer for TCOM Ventures, Staff Administrators and the Moore Companies. Mr. Guyer was Chief Credit Officer for Monaco Finance and a divisional vice-president for a subsidiary of British Petroleum, and the former United Cable Television Corporation (now a part of COMCAST). Mr. Guyer holds an MBA, Finance, and Master of Arts, University of Denver, both with honors, a BA, Metropolitan State College, Magna Cum Laude, and BS, McPherson College.
ERIC O. OWENS, Director. Dr. Owens is President, Treasurer and Director of Alexandria Minerals Corp. He has 23 years experience in the mineral exploration industry in North America, Mexico and Central America. Previously, he held positions with Newmont Mining, BHP Minerals, Phelps Dodge Corp. and Echo Bay Mines. Dr. Owens graduated from the University of Western Ontario in 1992 with a Ph.D. in geology and is a licensed Professional Geologist.
BEVERLY E. RICH, Director. Ms. Rich has been the Treasurer for San Juan County, Colorado since 1990. She also serves as the Democratic Party Chairperson for San Juan County, Colorado and is the Democratic Chairperson for the 6th Senatorial District in Colorado. She is also Chairperson for the San Juan County Historical Society, a board she has sat upon since 1980. She also serves on the board or is a member of the Red Mountain Task Force, San Juan Regional Planning Commission, Colorado County Treasurer’s Association, Colorado Public Trustee’s Association, National Historic Landmarks Stewards Association, Colorado Preservation, Inc., and the Silverton Chamber of Commerce. Ms. Rich graduated from Fort Lewis College in Durango, Colorado and is a Certified County Treasurer, certified by the Colorado County Treasurer’s Association and Colorado State University.
NORMAN J. SINGER, Director. Since 2006 Mr. Singer has been an independent investor in the oil and gas sector, having previously served as a senior consultant to a publicly traded oil company assisting the firm with their Turkish drilling program and assembling a U.S. based acreage position. From 1978 to 2004, Mr. Singer was with the Usaha Tegas Group of Companies, a $5 billion diversified multi-national enterprise. While with the Usaha Tegas Group, Mr. Singer opened two new energy related subsidiaries in Houston, Texas, and Tulsa, Oklahoma. He was later Chairman of the Group’s U.S. energy activities and its diversified acquisitions program. Mr. Singer was Senior Vice President, General Counsel and Director for Oceanic Exploration Company in Denver, Colorado. Additionally, he served as legal and economic advisor to the Ministry of Finance, Dar es Salaam, Tanzania and the U.S. State Department in Washington, D.C. Mr. Singer holds a BA in Economics from Colgate University, an MA in International Affairs and Economics from Tufts University in conjunction with Harvard University’s Fletcher School of Law and Diplomacy, and an LL.B. from Columbia University. Additionally, Mr. Singer has completed post graduate studies at the London School of Economics.

Significant Employees
We have no significant employees other than our executive officers and Director of Operations.
Director Independence
Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): Eric O. Owens, Beverly E. Rich and Norman J. Singer. Lee R. Rice and C. Stephen Guyer would not be considered “independent” under the NASDAQ rule due to the fact that they are employees of our company.
Board Meetings
During the fiscal year ended August 31, 2008, we had four directors. During the year fiscal year August 31, 2008, the Board has held three meetings and has taken numerous actions by unanimous written consent.
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
Audit, Compensation and Nominating Committees
As noted above, our common stock is listed on the OTC Bulletin Board, which does not require companies to maintain audit, compensation or nominating committees. Considering the foregoing and the fact that we are an early stage exploration company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of four members, three of which are considered independent.
Although there is no formal process in place regarding the consideration of any director candidates recommended by security holders, our Board of Directors will consider a director candidate proposed by a shareholder. A candidate must be highly qualified in terms of business experience and be both willing and expressly interested in serving on the Board. A shareholder wishing to propose a candidate for the Board’s consideration should forward the candidate’s name and information about the candidate’s qualifications to Colorado Goldfields Inc., Board of Directors, 10920 West Alameda Avenue, Suite 207, Lakewood, Colorado 80226, Attn.: C. Stephen Guyer, CFO. Submissions must include sufficient biographical information concerning the recommended individual, including age, employment history for at least the past five years indicating employer’s names and description of the employer’s business, educational background and any other biographical information that would assist the Board in determining the qualifications of the individual. The Board will consider recommendations received by a date not later than 120 calendar days before the date our proxy statement was released to shareholders in connection with the prior year’s annual meeting for nomination at that annual meeting. The Board will consider nominations received beyond that date at the annual meeting subsequent to the next annual meeting.
The Board evaluates nominees for directors recommended by shareholders in the same manner in which it evaluates other nominees for directors. Minimum qualifications include the factors discussed above.
Shareholder Communications
We do not have a formal shareholder communications process. Shareholders are welcome to communicate with the Company by forwarding correspondence to Colorado Goldfields Inc., Board of Directors, 10920 West Alameda Avenue, Suite 207 Lakewood, Colorado 80226, Attn.: C. Stephen Guyer, CFO and Director. Or by calling Brad Long, Director of Investor Relations at (866) 579-2434.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. To our knowledge, during the fiscal year ended August 31, 2008, based solely on a review of such materials as are required by the SEC (i) Lee R. Rice has not yet filed a Form 3 in connection with his becoming a Director of the Company or a Form 4 in connection with a stock award, and (ii) Beverly Rich and Eric Owens filed one Form 4 late.
Code of Business Conduct and Ethics
We have adopted a code business conduct and ethics that applies to all of our executive officers and employees. The Code addresses conflicts of interest, compliance with all laws and other legal requirements, conduct of business in an honest and ethical manner, integrity and actions in the Company’s best interest. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code. The Sarbanes-Oxley Act of 2002 requires companies to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Company currently has such procedures in place.
Colorado Goldfields’ Code of Business Ethics and Conduct is available on the web site at www.cologold.com/s/pdfs/Code_of_Business_Conduct_Ethics.pdf, or is available in print to any stockholder who requests it by contacting Colorado Goldfields’ Investor Relations Department at 866-579-2434.

Item 11. Executive Compensation
Compensation Covered — All Executive Officers
All executive officers for most recent fiscal year ended August 31, 2008 are as follows.
Todd C. Hennis, President, CEO
C. Stephen Guyer, Chief Financial Officer
Gary Schellenberg, VP Exploration
Summary Compensation Table
The following table summarizes all compensation recorded by us in the most recent fiscal year ended August 31, 2008 for our named executive officers.

							Change in
						Non-	Pension and
						Equity	Nonqualified
						Incentive	Deferred	All other
				Stock	Option	Plan	Compensation	Compen-
Name and		Salary	Bonus	Awards	Awards	Compen-	Earnings	sation	Total
Principal Position	Year	($)	($)	($)	($)	sation	($)	($)	($)
Todd C. Hennis,	2008	115,000	—	—	408,600	—	—	4,200	527,800
President, CEO	2007	16,000						700	16,700

C. Stephen Guyer,	2008	94,423	—	50,000	32,752	—	—	—	177,175
Chief Financial Officer	2007	—	—	—	—	—	—	—	—

Gary Schellenberg,	2008	2,438	—	—	337,500	—	—	—	339,938
VP Exploration	2007	4,900	—	—	—	—	—	—	4,900
Mr. Hennis resigned his positions with the Company on September 9, 2008. Mr. Schellenberg was employed with us on a part-time basis. Mr. Schellenberg resigned his positions with the Company for personal reasons on July 31, 2008. We did not compensate our directors for their services in 2007.
Description of Summary Compensation Table
Executive Employment Agreement
C. Stephen Guyer. We employed C. Stephen Guyer on February 14, 2008, as our Chief Financial Officer on a part-time basis pursuant to an employment agreement which compensated Mr. Guyer on an hourly basis. Since that time, our operations have expanded to the extent that Mr. Guyer is currently working on a full-time basis. In connection with Mr. Guyer’s increased workload, on July 31, 2008, we entered into a new employment agreement with Mr. Guyer. Under the new agreement which is for a term of 12 months, subject to renewal, we have agreed to the following: (i) the payment by our company to Mr. Guyer of a salary of $12,500 per month for the first six months, to be reviewed by our Board at that time; (ii) certain employee benefits, including group health insurance, pension and profit sharing and other such benefits that we may elect to provide our other employees from time to time; (iii) the grant of a stock option to purchase up to 500,000 shares of our common stock at an exercise price of $0.25 per share; (iv) an immediate award of 300,000 shares of common stock; and (v) an award of 100,000 shares of common stock if the Company is successful in completing a certain financing transaction.
The executive employment agreement may be terminated, among other things: (i) by notice of termination from one party to the other; (ii) without renewal or extension as provided in the employment agreement; or (iii) upon the death of Mr. Guyer. Upon the termination of the executive employment agreement, Mr. Guyer will generally be entitled to separation pay equal to one month of pay for each year of service.

Equity Compensation Plans
On February 14, 2008, our Board of Directors unanimously approved our 2008 Stock Incentive Plan (the “2008 Plan”). The purpose of the Plan is to retain current, and attract new, employees, directors, consultants and advisors that have experience and ability, along with encouraging a sense of proprietorship and interest in the Company’s development and financial success. The Board of Directors believes that option grants and other forms of equity participation are an increasingly important means of retaining and compensating employees, directors, advisors and consultants. The 2008 Plan authorizes us to issue up to 9,600,000 shares of our common stock. The plan allows us to grant tax-qualified incentive stock options, non-qualified stock options and restrictive stock awards to employees, directors and consultants of our company.
In order to be able to grant qualified “incentive stock options” under the 2008 Plan in accordance with Section 422 of the Internal Revenue Code, as amended, we must obtain shareholder approval of the 2008 Plan within 12 months before or after the 2008 Plan was adopted. Accordingly, we intend to submit the 2008 Plan to a vote of our shareholders at our next annual meeting of shareholders. To the extent that the 2008 Plan is not approved by our shareholders at the annual meeting, the 2008 Plan will nonetheless continue in existence as a valid plan, but any stock options granted under the 2008 Plan will be non-qualified stock options for tax purposes.
Unless terminated earlier by the Board, the 2008 Plan will expire on February 13, 2018. The following options have been granted and were outstanding under the 2008 Plan as of August 31, 2008 to the persons indicated in the table below.

			Exercise Price	Expiration	# Shares
Name and Position	No. of Options		Per Share	Date	Vested
Todd C. Hennis, CEO & Director	600,000	(1)	$0.25	February 13, 2018	600,000
Beverly Rich, Director	50,000		$0.25	February 13, 2018	50,000
Eric O. Owens, Director	50,000		$0.25	February 13, 2018	50,000
Lee R. Rice, Director	50,000		$0.25	July 31, 2018	50,000
C. Stephen Guyer, CFO & Director	500,000	(2)	$0.25	July 31, 2018	0

(1)	Mr. Hennis resigned his positions with the Company on September 9, 2008. Pursuant to the terms of the Plan, these options have expired unexercised.

(2)	125,000 shares vested on October 1, 2008. An additional 125,000 shares will vest on every three-month anniversary date thereafter.
In addition, on August 1, 2008, our Board of Directors granted the following stock awards to the following executive officer.

Name and Position	No. of Shares	Vesting Provisions
C. Stephen Guyer, CFO and Director	400,000	All shares are vested
On September 12, 2008, our Board of Directors approved the 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan. We are authorized to issue up to 50,000,000 shares of our Common Stock to consultants or advisors in connection with services rendered by such persons or entities. The plan is administered by our Compensation Committee of the Board of Directors, or if the we do not have a Compensation Committee, then a committee appointed by the Board which is to consist of one executive officer of the Company and at least one independent, non-employee member of the Board. If no committee is appointed, then the Board of Directors administers the plan. We currently do not have a Compensation Committee. Our Board has appointed C. Stephen Guyer, our Chief Financial Officer and Director, and Eric O. Owens, one of our independent Directors, to act as the committee to administer the plan. We have registered with the Securities and Exchange Commission the common shares issuable under the Plan. One of the primary purposes of the plan is to give our company the flexibility to pay for services with shares of our common stock rather than with cash during our exploratory stage.

In November, 2008, our Board of Directors approved the Employee & Director Stock Compensation Plan (the Plan). The purpose of the Plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company. Considering that we are an exploratory mining company which faces challenging economic times and difficult capital markets, the Board of Directors believes that using our common stock is an important means of retaining and compensating employees and directors. We are authorized to issue up to 36,000,000 shares of our Common Stock, subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock. The Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, one of whom is an independent director, or in the absence of such a committee, the Plan is to be administered by the Board of Directors. Our Board of Directors appointed C. Stephen Guyer, our CFO, and Norman Singer, one of our independent directors, to the committee. Any of our employees or directors are eligible to receive awards under the 2008 Plan.
Outstanding Equity Awards at Fiscal Year-end
The following table summaries all outstanding equity awards for our Executive officers in the most recent fiscal year ended August 31, 2008.

Option Awards
	Number of		Number of
	securities		securities
	underlying		underlying	Option
	unexercised		unexercised	Exercise	Option
	options		options	Price	Expiration
Name and Principal Position	# exercisable		# unexercisable	$	Date

Todd C. Hennis, President, Chief Executive Officer	600,000	(1)	—	0.25	10/09/08
C. Stephen Guyer, Chief Financial Officer	—		500,000	0.25	07/31/18

(1)	Mr. Hennis resigned his positions with our company on September 9, 2008 and these options have expired unexercised.
Stock Option Exercised
There were no stock options exercised on common shares in fiscal year 2008, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.
Expense Reimbursement
We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.
Retirement Plans and Benefits
None.

Director Compensation
The following table summaries all director compensation for our Executive officers in the most recent fiscal year ended August 31, 2008. There are no other standard compensation arrangements in place and all directors are treated equally with respect to any compensation.

	Fees earned or	Stock	Option	Total
Name	paid in cash ($)	awards ($)(1)	awards ($)	($)
Lee R. Rice	—	1,400	3,275	4,675
Eric Owens	—	1,400	33,900	35,300
Beverly E. Rich	—	1,400	33,900	35,300

(1)	The stock awards noted in the foregoing table contain the following provisions.

Name and Position	No. of Shares	Vesting Provisions
Beverly E. Rich, Director	250,000	50,000 of the shares vest if the participant continues as a Director of the Company through December 31, 2008; the remaining 200,000 shares vest if the participant continues as a Director of the Company through February 28, 2010.

Eric O. Owens, Director	250,000	50,000 of the shares vest if the participant continues as a Director of the Company through December 31, 2008; the remaining 200,000 shares vest if the participant continues as a Director of the Company through February 28, 2010.

Lee R. Rice, Director	250,000	50,000 of the shares vest if the participant continues as a Director of the Company through December 31, 2008; the remaining 200,000 shares vest if the participant continues as a Director of the Company through February 28, 2010.
Standard Director Compensation Arrangement
We do not have a standard compensation arrangement for directors.
Indemnification and Limitation on Liability of Directors
Our Articles of Incorporation and Bylaws provide that we must indemnify, to the fullest extent permitted by the laws of the State of Nevada, any of our directors, officers, employees or agents made or threatened to be made a party to a proceeding, by reason of the person serving or having served in a capacity as such, against judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met.
The Nevada Revised Statutes allows indemnification of directors, officers, employees and agents of a company against liabilities incurred in any proceeding in which an individual is made a party because he or she was a director, officer, employee or agent of the company if such person conducted himself in good faith and reasonably believed his actions were in, or not opposed to, the best interests of the company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. A person must be found to be entitled to indemnification under this statutory standard by procedures designed to assure that disinterested members of the board of directors have approved indemnification or that, absent the ability to obtain sufficient numbers of disinterested directors, independent counsel or shareholders have approved the indemnification based on a finding that the person has met the standard. Indemnification is limited to reasonable expenses.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable.
Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by law. Specifically, our directors will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for:
•	any breach of the duty of loyalty to us or our stockholders;

•	acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law;

•	dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions;

•	violations of certain laws; or

•	any transaction from which the director derives an improper personal benefit.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of November 21, 2008, by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Except as indicated, the address of each of the persons named in the table is that of the Company’s principal executive offices. As of November 21, 2008, there were 1,185,000,000 shares of our common stock authorized and 133,215,288 shares outstanding.

		Amount and
		Nature of
	Name and Address of	Beneficial		Percentage of
Title of Class	Beneficial Owner	Ownership		Common Stock
Common Stock	Todd C. Hennis	39,500,000	(1)	29.7%
	10920 W. Alameda Avenue, Suite 207
	Lakewood, CO 80226

Common Stock	C. Stephen Guyer	2,423,623	(2)	1.8%
	10920 W. Alameda Avenue, Suite 207
	Lakewood, CO 80226

Common Stock	Lee R. Rice	500,000	(3)	0.4%
	10920 W. Alameda Avenue, Suite 207
	Lakewood, CO 80226

Common Stock	Beverly E. Rich	500,000	(3)	0.4%
	1553 Greene Street
	Silverton, CO 81433

Common Stock	Eric O. Owens	500,000	(3)	0.4%
	100 Adelaide Street West, Suite 405
	Toronto, ON M5H 1S3 CANADA

Common Stock	Norman J. Singer	500,000	(4)	0.4%
	885 S. Garfield St.
	Denver, CO 80209

Common Stock	All officers and directors (5 persons)	4,423,623		3.3%

(1)	All shares are owned directly.

(2)	All shares are owned directly. 500,000 of the shares are subject to forfeiture provisions which lapse if the recipient continues as a Director of the Company through August 31, 2009.

(3)
All shares are owned directly. 500,000 shares are subject to forfeiture provisions (forfeiture lapse as to 50,000 shares if the recipient continues as a Director of the Company through December 31, 2008, lapse as to 250,000 shares if the recipient continues as a Director of the Company through August 31, 2009, and lapse as to the remaining 200,000 shares if the recipient continues as a Director of the Company through February 28, 2010.)

(4)	All shares are owned directly. 500,000 shares are subject to forfeiture provisions lapse if the recipient continues as a Director of the Company through August 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence
On January 5, 2007, we borrowed $10,000 from Gary Schellenberg, who was a director and our Chief Financial Officer and Vice President at the time. In connection with the debt, we issued an unsecured, non-interest bearing demand promissory note. Payment demand was made and we repaid the entire debt in July 2007.
On June 17, 2007, and as amended on November 8, 2007, Todd C. Hennis, our former President and Chief Executive Officer, and San Juan Corp., which is wholly-owned by Mr. Hennis (collectively, the “Optionors”), entered into an Option Agreement whereby Mr. Hennis and San Juan granted us an exclusive option to acquire up to an undivided 80% mineral interest in and to certain mining properties and claims located in San Juan County, Colorado that they own (the “San Juan Properties”). Pursuant to the Option Agreement, we paid Mr. Hennis and San Juan Corp. a cash payment of $50,000 in August 2007. The option is currently exercisable as follows:
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

In addition, in order to keep the option in good standing, we must make payments to the Optionors as follows:
(i)	cash payment of $100,000 within one year from the date of the Option Agreement (the Optionors have extended the payment date until December 15, 2008;
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

In connection with the Option Agreement, we also entered into a Surface Rights Agreement with Mr. Hennis and San Juan Corp. whereby we were granted a right-of-way to enter upon the San Juan Properties to perform mining exploration activities while the Option Agreement is in good standing. Under the Surface Rights Agreement, among other things, we are required to perform restoration and reclamation on the San Juan Properties, reimburse Mr. Hennis and San Juan Corp. for all property taxes on the San Juan Properties and indemnify them for losses they may incur due to our activities.

On June 17, 2007, in connection with the Option Agreement, we entered into an Executive Employment Agreement with Mr. Hennis whereby Mr. Hennis became our President and CEO and a member of our Board of Directors. Further, on June 14, 2007, Mr. Hennis purchased 2,500,000 shares (39,500,00 shares post-splits) of our Common Stock from Gary Schellenberg, representing 44.8% of the outstanding Common Stock of the Company at the time of this related transaction. Mr. Hennis has since resigned his positions with the Company on September 9, 2008.
During the years ended August 31, 2007 and 2006 we recognized a total of $4,500 and $6,000 respectively for donated services at $500 per month and $2,250 and $3,000 respectively for donated rent at $250 per month provided by Gary Schellenberg, our former CFO and director.
During the year ended August 31, 2007, we incurred $6,377 in legal fees and mineral and exploration costs associated with services performed for or on behalf of affiliated companies owned by Mr. Hennis.
Todd C. Hennis, our former President, Chief Executive Officer and Director, is the owner Salem Minerals Inc., Gladstone Corporation, and The Gladstone Institute, Inc., (collectively, the “Hennis Companies”) all of which are companies which hold interests in mining properties and related equipment or engage in activities related to the mining industry. Due to our need of additional part-time administrative, operational and maintenance personnel, our Board of Directors, with Mr. Hennis abstaining, has authorized us to use as necessary, on a per hour contract basis, employees of the Hennis Companies to perform administrative, operational, maintenance and other necessary duties on our behalf. In consideration of such services, we have agreed to reimburse the Hennis Companies for the actual hourly rate paid by the Hennis Companies to such employee plus reimbursement of workers’ compensation costs related to such employee. In addition, to cover the Hennis Companies’ other costs associated with such employees, we have agreed to pay an additional fee of 10% of the base amount paid for use of such employees.
In September and October 2007, we hired Coast Mountain Geological, Ltd., to take a core sample collection, sample preparation, and analytical procedures at the Gold King Mine. Coast Mountain is a Vancouver, British Columbia, Canada-based mining exploration consultant. Gary Schellenberg is a part owner and principal of Coast Mountain. We paid Coast Mountain approximately $37,900 in connection with its consulting services. Mr. Schellenberg is no longer associated with the Company.
Lee R. Rice, our Interim Chief Executive Officer and Director, is the owner of the building in which we rent our corporate offices. We pay rent of $7,800 under the rent terms.
Subsequent to August 31, 2008 we have borrowed $72,500 and $49,000 from our interim chief executive officer and CFO, respectively. In connection with the borrowings, we have executed unsecured convertible promissory notes (“Notes”) which are due six months from the dates of issue and carry interest rates of 6.5% (or 18% if the note is in default.) The Notes also provide that we pay collection costs and attorney fees if the Notes are not paid when due. At their election and in lieu of cash payment of the principal and interest on the Notes, the Note holders may convert their Notes is into shares of common stock. At the Holder’s option, the conversion formula is: total principal plus accrued interest, plus a 25% premium, divided by the volume weighted average closing price of the 5 trading days prior to the date of conversion, equals number of shares.
Director Independence
Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): Eric O. Owens, Beverly E. Rich and Norman J. Singer. Lee R. Rice and C. Stephen Guyer would not be considered “independent” under the NASDAQ rule due to the fact that they are employees of our company.

Item 14. Principal Accountant Fees and Services
GHP Horwath, P.C. has served as Colorado Goldfields Inc.’s independent registered public accounting firm since November 8, 2007. The following discussion presents fees for services rendered for 2008 and 2007.
Audit Fees
Audit fees include fees incurred for professional services rendered in connection with the audit of Colorado Goldfields Inc.’s annual financial statements for the fiscal years ended August 31, 2008 and 2007, the review of the financial statements included in Colorado Goldfields’ Forms 10-QSB for the fiscal years ended August 31, 2008 and 2007, and services rendered to issue consents required in certain of the Company’s registration statements. The audit fees expected to be billed (2008) and billed to us by GHP Horwath, P.C. for the years ended August 31, 2008 and 2007, were approximately $65,000 and $21,000, respectively. There were no audit related, tax or other fees billed by GHP Horwath, P.C.

PART IV
Item 15. Exhibits and Financial Statement Schedules
See the Exhibit Index following the signature page of the report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Goldfields Inc.
By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer
November 24, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 24, 2008.

Signature	Title

/s/ Lee R. Rice Lee R. Rice	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ C. Stephen Guyer C. Stephen Guyer	Chief Financial Officer (Principal Accounting Officer) and Director

/s/ Eric O. Owens Eric O. Owens	Director

/s/ Beverly E. Rich Beverly E. Rich	Director

/s/ Norman J. Singer Norman J. Singer	Director

EXHIBIT INDEX

Exhibit Number	Description

2
Articles of Merger between Colorado Goldfields Inc. (surviving entity) and Garpa Resources, Inc., effective June 18, 2007. Filed with Form 8-K dated June 20, 2007, and incorporated herein by reference.

3.2	Amended and Restated Bylaws filed as Exhibit 3.1 to Form 8-K dated September 4, 2008 and incorporated herein by reference.

4.1
2008 Non-Qualified Consultants & Advisors Stock Compensation Plan. Filed as Exhibit 4.1 to the Registration Statement on Form S-8 dated September 17, 2008 (SEC file # 333-153528) and incorporated herein by reference.

10.1
Option Agreement, Gold King, Mayflower and Mogul Properties, between San Juan Corp., Todd C. Hennis, and Garpa Resources, Inc., dated June 17, 2007. Filed as Exhibit 10.1 to Form 8-K dated June 26, 2007, and incorporated herein by reference.

10.2	Executive Employment Agreement between Garpa Resources, Inc. and Todd C. Hennis dated June 17, 2007. Filed as Exhibit 10.2 to Form 8-K dated June 26, 2007, and incorporated herein by reference.

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

10.8	2008 Stock Incentive Plan. Filed as exhibit 10.11 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

10.9
Letter of Intent between Colorado Goldfields Inc. dated March 17, 2008 and C.P. Victor Salas Gamero, Ing., Victor Salas Martos, and Liliana Salas (“Sellers”) owners of 100% of the capital stock of Besmer, S.A. de C.V. Filed as exhibit 10.12 to Form 8-K filed March 18, 2008, and incorporated herein by reference.

10.10	Addendum To The Letter Of Intent dated March 12, 2008. Filed as exhibit 10.1 to Form 8-K filed May 5, 2008, and incorporated herein by reference.

10.11	Employment Agreement: C. Stephen Guyer dated July 31, 2008. Filed as Exhibit 10.1 to Form 8-K filed August 4, 2008, and incorporated herein by reference.

10.12
Standby Equity Distribution Agreement dated August 29, 2008 between YA Global Investments, L.P. and Colorado Goldfields Inc. Filed as Exhibit 10.1 to Form 8-K filed September 4, 2008, and incorporated herein by reference.

Exhibit Number	Description

10.13
Registration Rights Agreement dated August 29, 2008 between YA Global Investments, L.P. and Colorado Goldfields Inc. Filed as Exhibit 10.2 to Form 8-K filed September 4, 2008, and incorporated herein by reference.

10.14	2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 17, 2008 and incorporated herein by reference.

10.15	2008 Employee And Director Stock Compensation Plan. Filed as exhibit 10.1 to Form 8-K filed on November 14, 2008 and incorporated herein by reference.

14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

23.1	Consent of GHP Horwath, P.C.*

23.2	Consent of E. D. Black, P.E.*

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer.*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer.*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer.*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer.*

*	Filed herewith.