Form 10-Q
period 2008-11-30
COLORADO GOLDFIELDS INC.
filed 2009-01-08
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PROCEEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSURERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 5, 2009

Common Stock, $0.001 Par Value	190,197,327

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	November 30,	August 31,
	2008	2008
	(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$4,207	$134,856
Prepaid expenses and other	44,283	79,656

Total Current Assets	48,490	214,512

Non-Current Assets
Property, plant and equipment (Note 3)	1,807,956	1,819,834
Restricted cash (Note 3)	318,154	318,154
Other	13,520	13,520

Total Non-Current Assets	2,139,630	2,151,508

Total Assets	$2,188,120	$2,366,020

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable (Note 8)	$276,503	$398,671
Accrued liabilities	108,675	38,236
Notes payable — related parties (Note 4)	132,771	—
Promissory note payable (Note 5)	136,661	—
Mortgage notes payable (Note 3)	650,000	650,000

Total Current Liabilities	1,304,610	1,086,907

Non-Current Liabilities
Asset retirement obligation (Note 3)	531,250	525,000

Total Non-Current Liabilities	531,250	525,000

Total Liabilities	1,835,860	1,611,907

Contingencies and Commitments (Notes 3, 4, 5 ,6, 8, 9, 10 and 11)

Stockholders’ Equity
Common stock, 1,185,000,000 shares authorized, $0.001 par value; 176,716,667 and 135,726,120 shares issued and outstanding, respectively	118,456	72,570
Additional paid in capital	5,830,673	4,750,872
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(5,626,119)	(4,098,579)

Total Stockholders’ Equity	352,260	754,113

Total Liabilities and Stockholders’ Equity	$2,188,120	$2,366,020

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Accumulated from
	For the Three	For the Three	February 11, 2004
	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2008	November 30, 2007	November 30, 2008

Revenue	$—	$—	$—

Operating expenses

Donated rent	—	—	9,750
Donated services	—	—	19,500
General and administrative	1,161,352	81,524	3,832,801
Mineral property and exploration costs	262,685	177,150	978,916
Professional fees	103,210	52,378	742,391

Total operating expenses	(1,527,247)	(311,052)	(5,583,358)

Other income (expense)
Other income	2,500	—	3,548
Interest income	11,241	—	27,079
Interest expense	(14,034)	(14,091)	(73,388)

Total other expense	(293)	(14,091)	(42,761)

Net Loss	$(1,527,540)	$(325,143)	$(5,626,119)

Net Loss Per Share — Basic and Diluted	$(0.01)	*

Weighted Average Shares Outstanding	152,336,978	115,761,729

*	Amount is less than $(0.01) per share.
The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Three	For the Three	February 11, 2004
	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2008	November 30, 2007	November 30, 2008

Cash Flows Used in Operating Activities:

Net loss	$(1,527,540)	$(325,143)	$(5,626,119)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	—	—	29,250
Depreciation	13,886	—	22,668
Stock issued for services	1,121,593	—	1,991,332
Stock-based compensation — options	4,094	—	899,303
Accrued interest on debt	2,638	—	2,638
Accretion expense on asset retirement obligation	6,250	—	31,250
Change in operating assets and liabilities:
Increase in restricted cash	—	19,965	(318,154)
Decrease (increase) in prepaid expenses and other	35,373	(22,593)	(44,283)
Increase (decrease) in accounts payable	13,126	(16,141)	411,797
Increase in accrued liabilities	70,439	26,518	108,675
Increase in other assets	—	(12,697)	(13,520)

Net cash used in operating activities	(260,141)	(330,091)	(2,505,163)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	—	—	35,000
Acquisition of property, plant and equipment	(2,008)	(135,663)	(715,624)

Net cash used in investing activities	(2,008)	(135,663)	(680,624)

Cash Flows From Financing Activities:
Advances received	—	—	405,733
Repayment of advances	—	(400,733)	(405,733)
Proceeds from notes from related parties	131,500	—	141,552
Repayment of advances from related party	—	—	(10,052)
Proceeds from note payable	—	—	100,000
Repayment of note payable	—	(100,000)	(100,000)
Net proceeds from issuance of common stock	—	2,417,791	3,058,494

Net cash provided by financing activities	131,500	1,917,058	3,189,994

(Decrease) increase in cash and cash equivalents	(130,649)	1,451,304	4,207

Cash and cash equivalents — Beginning of Period	134,856	22,046	—

Cash and cash equivalents — End of Period	$4,207	$1,473,350	$4,207

Supplemental Disclosures:
Interest paid	$14,034	$17,641	$69,837
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Common stock issued for subscription receivable	$—	$831,225	$—
Exchange of accounts payable for promissory note	$135,294		$135,294

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
From February 11, 2004 (Date of Inception) to November 30, 2008

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders’
	Common Stock		Paid in	Donated	Exploration	Equity
Number of Shares	Shares	Amount	Capital	Capital	Stage	(Deficit)

Balances — February 11, 2004 (Date of inception)	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	2,500
Donated services and rent	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	51,350,000	2,500	—	4,500	(5,898)	1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	53,750
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	114,510,500	56,250	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	114,510,500	56,250	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	114,510,500	56,250	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $282,231)	11,386,180	11,386	2,990,858	—	—	3,002,244
Shares issued for services	9,829,440	9,829	859,910	—	—	869,739
Stock options issued to employees	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	(3,721,021)	(3,721,021)

Balances — August 31, 2008	135,726,120	77,465	4,745,977	29,250	(4,098,579)	754,113
Shares issued for services (Note 7) (Unaudited)	40,990,547	40,991	1,080,602	—	—	1,121,593
Vesting of stock options — (Note 7) (Unaudited)	—	—	4,094	—	—	4,094
Net loss (Unaudited)	—	—	—	—	(1,527,540)	(1,527,540)

Balances — November 30, 2008 (unaudited)	176,716,667	$118,456	$5,830,673	$29,250	$(5,626,119)	$352,260

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Notes to the Unaudited Financial Statements
November 30, 2008
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

Going Concern and Management’s Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $1,256,120 at November 30, 2008, incurred a net loss of $1,527,540 for the three months ended November 30, 2008, and a deficit accumulated during the exploration stage of $5,626,119 for the period from February 11, 2004 (inception) through November 30, 2008. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

On August 29, 2008, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Investments, LP (“YA”), whereby the Company may be able to sell common shares of the Company under the SEDA in tranches over the next two years up to a maximum of $5,000,000. For each common share purchased under the SEDA, YA will pay the Company 95% of the lowest volume weighted average price of the common shares on the market during the five consecutive trading days after the Company notifies YA of its intention to sell common shares under the SEDA. The Company may sell tranches of common shares up to $250,000 every five trading days. The terms of the SEDA will become effective pursuant to the acceptance by the Securities Exchange Commission (“SEC”) of a Form S-1 registration statement, which was filed on October 15, 2008. In November 2008, the Company received a comment letter from the SEC regarding the filing and the Company is in the process of analyzing a response thereto. The Company cannot guarantee that the SEC will declare the registration statement effective. If the registration statement is not eventually declared effective by the SEC, the Company will be unable to take any draws on the SEDA. Furthermore, at our recent stock price level of $0.0155 per share, the 30,000,000 shares that the Company has proposed to register with the SEC will only net approximately $332,910 in proceeds. Thus, the Company will have to register additional shares with the SEC in order to draw further on the SEDA. Under SEC rules, the Company may be limited as to the number of shares we can register at any given time.

The Company continues to explore sources of additional financing to satisfy its current operating requirements. The Company currently faces a severe working capital shortage and is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations, continue mining exploration activities and plans, and fulfill its obligations under its mineral property option agreements and satisfy existing creditors.

Considering the difficult U.S. and global economic conditions, along with the substantial stability problems in the capital and credit markets, there is a significant possibility that the Company will be unable to obtain financing to continue operations.

There is no assurance that required funds during the next twelve months or thereafter will be generated from operations, or that those funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders. All of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing.

2.	Summary of Significant Account Policies

Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at November 30, 2008 and the results of operations and cash flows of the Company for the three months ended November 30, 2008 and 2007, respectively. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

In October 2008, the Company’s Board of Directors authorized a stock split of its common stock, to be effected in the form of a 30% stock dividend. The dividend was paid on November 28, 2008, to shareholders of record on November 6, 2008. All share and per share data provided herein gives effect to this stock split, applied retroactively.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2008.

Recent Accounting Pronouncements

Effective September 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS No. 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The statement will be applied prospectively by the Company for any fair value instruments that arise after the date of adoption. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

Effective September 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. The adoption of SFAS No. 159 did not have a material impact on our financial statements.

3.	Property, Plant and Equipment

On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property bearing interest at 7% per year with interest only payable monthly for two years, with all unpaid principal due June 29, 2009. Interest expense related to the Mill note for the three months ended November 30, 2008 and 2007, was $11,375 for both periods.

In connection with the acquisition of the Mill, the Company was obligated to replace a financial warranty that the seller had provided to the Colorado Division of Reclamation, Mining, and Safety (“DRMS”). In December 2007, the Company replaced the financial warranty by purchasing a certificate of deposit, which is restricted, to secure an irrevocable standby letter of credit (the “LOC”) totaling $318,154, with a financial institution. The LOC is used to secure possible future payment requests made by the State of Colorado. On November 26, 2008, the DRMS notified the Company that an additional $37,827 is required as a financial warranty for the Company’s reclamation work at the Mill. The Company intends to replace the current LOC with a deed of trust, salvage credit, or lien on equipment.

Property, plant and equipment consist of the following as of November 30, 2008 and August 31, 2008:

	November 30,	August 31,
	2008	2008
Computer equipment	$2,118	$2,118
Vehicle	3,267	3,267
Mine and drilling equipment	116,379	116,379
Mobile mining equipment	140,585	140,585
Land and mill	1,568,275	1,566,267

	1,830,624	1,828,616
Less accumulated depreciation	(22,668)	(8,782)

	$1,807,956	$1,819,834

Depreciation expense was $13,886 and zero for the three months ended November 30, 2008 and 2007, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the of the Company’s property, plant and equipment has not yet been placed in service.

4.	Notes payable — related parties

During the three months ended November 30, 2008, the Company has borrowed $72,500 and $59,000 from its interim chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). During the three months ended November 30, 2008, the Company recorded interest expense of $1,271 relating to the Notes.

5.	Promissory note payable

On October 2, 2008, the Company executed an unsecured promissory note with one of its vendors in exchange for accounts payable totaling $135,294. The promissory note bears interest at 6.25% per annum and the principle and interest are due on December 19, 2008. The Company recorded interest expense of $1,367 for the three months ended November 30, 2008. The promissory note is currently past due. In the absence of a modification or amendment, an event of default will occur on January 19, 2009. The Company is currently negotiating a modification and amendment to the note.

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

(ii)
an additional undivided 20% interest in the properties is to vest upon: (a) the Company incurring additional expenditures of not less than $3,500,000 on the properties within 7.5 years from the date of the option agreement, and (b) the issuance by the Company, subject to compliance with applicable securities laws, of 13,000,000 shares (adjusted for stock splits) of the Company’s common stock; and

(iii)
an additional undivided 20% interest in the properties is to vest upon: (a) the Company incurring additional expenditures of not less than $3,500,000 on the properties within 10 years from the date of the option agreement, and (b) the issuance by the Company, subject to compliance with applicable securities laws, of 13,000,000 shares (adjusted for stock splits) of the Company’s common stock.

In addition, in order to keep the option in good standing, the Company must make payments to the optionors as follows:
(i)	cash payment of $50,000 within 30 days from the date of the option agreement (which was paid by the Company in August 2007 and recorded as expense);

(ii)
cash payment of $100,000 within one year from the date of the option agreement (which has been extended to March 15, 2009 and includes accrued interest at 8.5% per annum from the original date of June 17, 2008);

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

(v)	Pursuant to the option agreement, the Company has been appointed as the initial operator on the properties, with certain rights and obligations as described in the option agreement.

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
The Company is also required to pay or reimburse the optionors for all annual property taxes on the San Juan Properties and for any additional taxes that may be assessed on the San Juan Properties because of improvements that the Company places on the San Juan Properties. The surface rights agreement terminates upon the earlier of (i) termination of the mineral rights on the San Juan Properties; (ii) complete reclamation and restoration of the San Juan Properties; (iii) termination of the option agreement prior to our exercising the option; (iv) failure to pay the property or other taxes on the San Juan Properties; or (v) June 17, 2032.
b)
The mining claims that are subject to the Company’s Option Agreement with Hennis and San Juan Corp. are subject to the following pre-existing royalties: (i) 3.0% net smelter return royalty on Gold King Mine, (ii) 2.5% net profits interest on Gold King Mine, (iii) 2.0% net smelter return royalty on the Mayflower Group, (iv) 2.5% net profits interest in the Mayflower Group, and (v) a 2% net smelter royalty on the Gold King Mine. The Company finalized an option agreement on December 19, 2007, with an unrelated party, whereby the Company paid $10,000 for the rights to acquire the royalties. The original expiration date of the option was November 21, 2008, however, the expiration date been extended until June 21, 2009.

7.	Stockholder’s Equity

Common shares

In October 2008, the Company effected a stock split in the form of a 30% stock dividend for its shareholders of record as of November 6, 2008. The dividend was paid on November 28, 2008. Where applicable, the Company has restated its capital accounts, shares outstanding, weighted average shares and loss per share calculations for all periods presented in these financial statements and related footnotes to reflect the stock dividend. The par value per share has not changed.

During the three months ended November 30, 2008, the Company issued 975,000 shares of its restricted stock to a consultant for corporate communications services valued at $0.02 and $0.04 per share ($0.03 to $0.05 per share, pre-stock split, the quoted market prices at the dates of issuance), which resulted in $27,500 being recorded as expense.

In February 2008, the Company approved the 2008 Stock Incentive Plan (“2008 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company. The 2008 Plan provides that awards may be granted for up to 12,480,000 shares of the Company’s common shares.

Pursuant to the 2008 Incentive Plan the Company issued 4,579,770 shares of its common stock to employees, directors and consultants for services rendered during the three months ended November 30, 2008. The common shares were valued based upon the quoted market price on the date of the respective stock grants, which ranged from $0.02 and $0.08 per share ($0.03 to $0.11 per share, pre-stock split). The total grant date fair value of these shares was $224,250. Of the common shares issued under the 2008 Plan as of November 30, 2008, 3,809,000 common shares, valued at $278,200, have vesting requirements and are being amortized and recorded to expense over the requisite service period, which is six to eighteen months. During the three months ended November 30, 2008, the Company recorded expense of $102,295 related to the 3,809,000 shares.

In September 2008, the Company approved the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan (“2008 Consultants Plan”) whereby the Company may grant up to 65,000,000 shares of the Company’s stock in exchange for services rendered to the Company. During the three months ended November 30, 2008, the Company has issued 34,135,777 shares under the 2008 Consultants Plan for services rendered by various consultants valued at $0.02 and $0.08 per share ($0.03 to $0.11 per share, pre-stock split, the quoted market prices at the dates of issuance), which resulted in $960,048 being recorded as expense.

In November 2008, the Company approved the 2008 Employee and Director Stock Compensation Plan (“2008 Employee Plan”), whereby the Company may grant up to 46,800,000 shares of the Company’s stock in exchange for services rendered to the Company. During the three months ended November 30, 2008, 1,300,000 shares were issued to employees for services valued at $31,750.

Stock options

The Company recorded compensation expense related to stock options of $4,094 and zero for the three months ended November 30, 2008 and 2007, respectively. As of November 30, 2008, the Company had no unrecognized compensation cost related to stock options. During the three months ended November 30, 2008 and 2007, the Company did not grant options to purchase the Company’s common stock. During the three months ended November 30, 2008, 600,000 options were cancelled and 650,000 options were forfeited. No options are currently outstanding under the 2008 Plan.

A summary of option activity under the 2008 Plan for the three months ended November 30, 2008 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at September 1, 2008	1,250,000	$0.50
Granted	—	—
Forfeited	(650,000)	0.32
Cancelled	(600,000)	0.70

Outstanding at November 30, 2008	—	$—	—	$—

Exercisable at November 30, 2008	—	$—	—	$—

The following table presents information relating to nonvested stock options as of November 30, 2008:

		Weighted Average Grant-
	Shares	Date Fair Value
Nonvested at September 1, 2008	500,000	$0.13
Granted	—	—
Vested	(125,000)	(0.13)
Forfeited	(375,000)	(0.13)

Nonvested at November 30, 2008	—	$—

8.	Related Party Transactions
a)
For the three months ended November 30, 2008 and 2007, the Company incurred mineral property and exploration costs and general and administrative costs of $6,000 and $23,617, respectively, from a company owned by the Company’s majority shareholder who is also the former president of the Company.

b)
Accounts payable and accrued liabilities at November 30, 2008 and August 31, 2008, include $36,349 and $24,258, respectively, due to affiliated companies for mineral property and exploration, general and administrative costs.

9.	Litigation

Except for environmental and mining administrative proceedings, the Company is not currently subject to any legal proceedings, and to the best of the Company’s knowledge no such environmental and mining administrative proceeding is threatened the results of which would have a material impact on the Company’s properties, results of operation or financial condition. Nor, to the best of the Company’s knowledge, are any of its officers or directors involved in any legal proceedings in which the Company is an adverse party.

10.	Commitments and contingencies

On July 1, 2008, the Company entered into a twelve month executive employment agreement with its CFO. Under the terms of the Agreement, the CFO will receive a salary of $12,500 per month for the first six months, after which the compensation may be adjusted if deemed necessary. The CFO is also entitled to one month’s salary if terminated by the Company for convenience and one month’s salary for each year of service if terminated due to a change of control.

11.	Subsequent Events

Subsequent to November 30, 2008, (through December 22, 2008), the Company has issued 13,480,660 shares of common stock of the Company to employees and consultants for services valued at approximately $253,375 under the various stock compensation plans of the Company.

Subsequent to November 30, 2008 the Company has borrowed $43,000 from its CFO. In connection with the borrowings, the Company executed unsecured promissory notes, which have the same characteristics as the Notes described in Note 4.

Subsequent to November 30, 2008, the Company entered into a month-to-month employment agreement with its CEO to be effective as of September 10, 2008. Under the terms of the agreement, the CEO will receive a salary of $5,000 per month. The CEO is also entitled to one month’s salary if terminated by the Company for convenience and one month’s salary for each year of service if terminated due to a change of control.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This form 10-Q may contain certain “forward-looking” statements as such term is defined in the private securities litigation reform act of 1995 and by the securities and exchange commission in its rules, regulations and releases, which represent the company’s expectations or beliefs, including but not limited to, statements concerning the company’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intent”, “could”, “estimate”, “might”, “plan”, “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the company’s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the company and its subsidiaries, volatility of stock price and any other factors discussed in this and other registrant filings with the securities and exchange commission. The company does not intend to undertake to update the information in this form 10-Q if any forward-looking statement later turns out to be inaccurate.
This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three months ended November 30, 2008, as well as our future results. It consists of the following subsections:
•
“Introduction and Plan of Operation,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2009;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;
•	“Results of Operations and Comparison,” which sets forth an analysis and comparison of the Three Months Ended November 30, 2008 compared to the Three Months Ended November 30, 2007.
•
“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

•	“Recent Accounting Pronouncements and Developments,” which summarizes recently published authoritative accounting guidance, how it might apply to us, and how it might affect our future results.

Introduction and Plan of Operation
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three months ended November 30, 2008 and compares those results to the three months ended November 30, 2007.
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

(ii)
an additional undivided 20% interest in the San Juan Properties will vest when: (a) we have incurred additional expenditures of not less than $3,500,000 on the San Juan Properties, provided that such expenditures must be incurred within 7.5 years from the date of the Option Agreement, and (b) we issue, subject to compliance with applicable securities laws, 13,000,000 (adjusted for stock splits) shares of our common stock to the optionors; and

(iii)
an additional undivided 20% interest in the San Juan Properties (for an aggregate of 80%) will vest when: (a) we have incurred additional expenditures of not less than $3,500,000 on the San Juan Properties, provided that such expenditures must be incurred within 10 years from the date of the option agreement, and (b) we issue, subject to compliance with applicable securities laws, an additional 13,000,000 (adjusted for stock splits) shares of our common stock to the optionors.

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
Our planned exploration activities may include data review, geologic mapping, resource modeling, geophysical surveys (including gravity and IP surveys), modeling, re-logging of available drill core and rotary cuttings and rock chips and soil sampling programs. All of these activities are designed to assist us in identifying additional targets for drilling and increasing our understanding of the San Juan Properties.
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
Our financial statements included in this report have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. We had a working capital deficit of $1,256,120 at November 30, 2008, incurred a net loss of $1,527,540 for the three months ended November 30, 2008, and a deficit accumulated during the exploration stage of $5,626,119 for the period from February 11, 2004 (inception) through November 30, 2008. Accordingly, we have not generated cash flow from operations and have primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from our possible inability to continue as a going concern.

We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting some of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for services. Considering the foregoing, we are dependent upon additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our capital requirements for the foreseeable future include continued exploration of the San Juan Properties, payments required to keep the San Juan Properties option in good standing, reclamation work related to the Pride of the West Mill, payment of a $650,000 promissory note that is collateralized by the Pride of the West Mill, and our corporate overhead expenses.
On August 29, 2008 we entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Investments, LP (“YA”), whereby we may be able to sell common shares of the Company under the SEDA in tranches over the next two years up to a maximum of $5,000,000. For each common share purchased under the SEDA, YA will pay us 95% of the lowest volume weighted average price of the common shares on the market during the five consecutive trading days after we notify YA of our intention to sell common shares under the SEDA. We may sell tranches of common shares up to $250,000 every five trading days. The terms of the SEDA will become effective pursuant to the acceptance by the Securities Exchange Commission (“SEC”) of a Form S-1 registration statement, which was filed on October 15, 2008. In November 2008, we received a comment letter from the SEC regarding the filing and we are in the process of analyzing a response thereto. We cannot guarantee that the SEC will declare the registration statement effective. If the registration statement is not eventually declared effective by the SEC, we will be unable to take any draws on the SEDA. Furthermore, at our recent stock price level of $0.0155 per share, the 30,000,000 shares that we have proposed to register with the SEC will only net approximately $332,910 in proceeds, which will be insufficient to fund our current plan of operation.
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
As of November 30, 2008, we had cash and cash equivalents of approximately $4,000, other current assets of approximately $44,000 and current liabilities of approximately $1,305,000. We used cash and cash equivalents of $260,000 in operating activities for the three months ended November 30, 2008. Investing activities for the three months ended November 30, 2008 consisted of the purchase of property, plant and equipment of $2,000. Financing activities for the three months ended November 30, 2008 included cash proceeds of $131,500 from the issuance of notes payable from related parties.

Contractual Obligations
The table below summarizes contractual obligations as of November 30, 2008 due in the future.

		Less than
Contractual Obligations	Total	1 Year	2 and 3	4 and 5
Principal payment on Pride of the West Mill(1)	$650,000	$650,000
Principal and accrued interest on notes payable — related parties(2)	132,771	132,771
Principal and accrued interest on promissory note	136,661	136,661

(1)	This amount is due on June 29, 2009, along with any unpaid interest. The note is secured by the Mill; thus, a default on this obligation could result in foreclosure on our Mill.

(2)	This amount consists of loans from our chief executive officer and chief financial officer. See Note 4 of the Notes to the Unaudited Financial Statements.
Critical Obligations
The following, although not contractual obligations, represent payments critical to executing our business plan. Failure to make the following payments, or amend the underlying agreements, would be extremely detrimental to us.

		Less than
Critical Obligations	Total	1 Year	2 and 3	4 and 5
Option payment to San Juan Corp.(1)	$300,000	$300,000
Royalty option exercise(2)	$250,000	$250,000

(1)
Should we default on the Option Agreement with San Juan Corp., (see Note 6 of the Notes to the Financial Statements), our only remaining fixed asset would be the Pride of the West Mill, which is subject to a $650,000 Deed of Trust in favor of Tusco, Inc. The option payment to San Juan Corp has been extended until March 15, 2009.

(2)
Should we be unable to execute the Option Contract to purchase the legacy royalties described in Note 6(b) of the Notes to the Financial Statements, then those royalties would remain payable to the royalty holder and would reduce our ultimate profitability. The royalty option exercise has been extended until June 15, 2009.

Results of Operations
We are presently in the exploration stage of our business and have not earned any revenues to date, and we do not anticipate earning revenues until we acquire and develop mining properties with proven reserves. For most of fiscal year 2007, our operations were limited. In the last two fiscal quarters of 2007, we began negotiations for and completed (i) the acquisition of the Pride of the West Mill in Howardsville, Colorado and (ii) the option agreement with Todd C. Hennis and his company, San Juan Corp., with respect to the San Juan Properties. During fiscal year 2008, we completed our exploration drilling program.
The 2008 drilling program encountered the vein system in its projected location. The vein system that was highly productive in the Gold King mine runs generally N 25° E. Two sets of cross structures running N 7° W and N 34° W appear to have localized ore deposition and yielded the most productive stopes in the mine.
On December 10, 2008, we announced silver assay results for selected intervals of drill hole CG08-01 from the 2008 exploration drilling program on the Gold King Extension project.
Ore grade values returned from two strong structures confirm a weighted average of 269.62 grams per metric ton of silver over a 6 foot interval between 669-675 feet, and 85.27 grams per metric ton of silver over a 4.8 ft interval between 639.2-644 feet. Included in these averages is one 0.5 foot interval containing 1,646 grams of silver per metric ton.
Assay silver results for the “A Vein Zone” in hole CG08-01 are listed below:

				Weighted
				Average Ag
Sample No.	Interval (ft.)	Ag (g/tonne)	Total Length (ft)	(g/tonne)
543254	669 - 670	95.0
543255	670 - 671	136.5
543256	671 - 671.6	217.6
543257	671.6 - 672.1	1,646.0
543258	672.1 - 672.7	32.6
543259	672.7 - 673.4	100.8
543260	673.4 - 675	214.1	669 - 675	269.62

				Weighted
				Average Ag
Sample No.	Interval (ft.)	Ag (g/tonne)	Total Length (ft)	(g/tonne)
543239	639.2 - 640.1	178.7
543240	640.1 - 640.7	98.6
543241	640.7 - 642	81.3
543242	642 - 644	41.8	639.2 - 644	85.27

•	Samples are sent as whole rock (no prep) and represent 1/2 split drill core material, with the second 1/2 retained for security.

•	Ag Fire assay performed with 30g split of sample material.

•	Prep by crush and grind to -150 mesh.
On December 16, 2008, we announced final summary gold assay results from the 2008 Gold King Extension Exploration Program. The Company confirms that the Gold King Extension has gold-bearing dense mineralization structures continuing from historical Gold King Mine workings into new unexplored ground.

The following diagram depicts the overall plan of the Gold King Extension drilling program.
Fire assay analysis, by internationally certified Assayers Canada, of 409 core samples is summarized in the table below.

		From	To	Interval		Gold	Silver
Hole ID	Zone	(ft)	(ft)	(ft)		(oz per ton)	(oz per ton)
CG08-01	A	639.2	644.0	4.8		0.01	2.50
CG08-01	A	669.0	675.0	6.0		0.02	7.90
CG08-01	B	818.5	822.0	3.5		0.00	0.36
CG08-01	B	869.0	870.7	1.7		0.03	0.54
CG08-01	B	922.0	924.0	2.0		0.31	2.71
Including		922.7	923.5	0.8	ft	0.75	4.69
CG08-01	D	1,162.0	1,165.0	3.0		0.01	0.74
CG08-01	E	1,313.0	1,317.0	4.0		0.04	2.36

CG08-02	A	667.3	670.6	3.3		0.01	1.33
CG08-02	B	823.1	826.0	2.9		0.10	0.88
Including		824.2	825.0	0.8	ft	0.33	1.38
CG08-02	B	839.0	841.9	2.9		0.01	0.56

CG08-03	A	636.0	639.0	3.0		0.01	2.15
CG08-03	A	656.0	659.0	3.0		0.05	4.85
CG08-03	A	680.0	688.5	8.5		0.01	1.14
CG08-03	B	862.0	867.0	5.0		0.13	4.48
Including		862.0	863.0	1	ft	0.40	4.29

•	all widths are drill widths, not corrected for true thickness

•	assays reported in g/tonne (ppm), converted by using 34.285 factor

•	internal standards and blanks submitted by QA/QC policy

•	samples sent to Lab as whole rock drill core
Significant intervals are as follows.
•	Hole CG08-01 contains 2 feet of 0.31 ounces per ton gold and 2.71 ounces per ton silver, which includes 0.8 ft of 0.75 ounces per ton gold and 4.69 ounces per ton silver.
•	Hole CG08-02 contains 2.9 ft of 0.10 ounces per ton gold and 0.88 ounces per ton silver, which includes 0.8 ft of 0.33 ounces per ton gold and 1.38 ounces per ton silver.
•	Hole CG08-03 contains 5 ft of 0.13 ounces per ton gold and 4.48 ounces per ton silver, which also includes 1 ft of 0.40 ounces per ton gold and 4.29 ounces per ton silver.
•	All three of these significant intercepts confirm that ‘ore grade’ gold and silver mineralization is present in the newly recognized structures (veins) continuing northeast from the Gold King Mine.
Three Months Ended November 30, 2008 Compared to the Three Months Ended November 30, 2007
For the three months ended November 30, 2008, we incurred a net loss of approximately $1,528,000 compared to a net loss of approximately $325,000 for the three months ended November 30, 2007.
General and administrative costs were $1,161,000 and $82,000 for the three months ended November 30, 2008 and 2007, respectively, an increase of $1,079,000 primarily due to employee related expenses and consulting services. Salaries and related payroll taxes were $120,000 and $27,000 for the three months ended November 30, 2008 and 2007, respectively. The increase is due to having three employees during the three months ended November 30, 2008 versus only one during the same period in 2007. The Company incurred consulting expense of $909,000 during the three months ended November 30, 2008 compared to $3,000 during the same period in 2007. The increase is due to expenses related to geological analysis, engineering, capital structure analysis, technology improvements, and increasing shareholder value through extensive corporate communications. General and administrative expenses for the three months ended November 30, 2008 include $1,126,000 of non-cash expenses due to the expensing of vested stock options of $4,000 and the issuance of stock for services of $1,122,000 under various stock plans of the Company. There were no such expenses for the three months ended November 30, 2007.
For the three months ended November 30, 2008 and 2007, mineral property and exploration costs were $263,000 and $177,000, respectively. The increase during the three months ended November 30, 2008 is due to the completion of an extensive drilling program on the Gold King property, which commenced during the summer of 2008 and concluded during the three months ended November 30, 2008, compared to the completion of a small drill program during the same period in the prior year.
Professional fees were $103,000 and $52,000 for the three months ended November 30, 2008 and 2007, respectively. The increase for the three months ended November 30, 2008 is due to the Company’s timely filing of its Form 10K, with majority of the audit, accounting and legal fees associated with the fiscal year 2008 financial audit being incurred during the first quarter of fiscal year 2009. For fiscal year 2007, a considerable amount of the work was performed in second quarter of fiscal year 2008.
Interest expense was $14,000 for both the three months ended November 30, 2008 and 2007 and is primarily related to the mortgage on the Pride of the West Mill, which was purchased in June 2007. We also had interest income of $11,000 during the three months ended November 30, 2008.

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
Stock-Based Compensation: SFAS 123(R), Share-Based Payment, requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period). We utilize the Black-Scholes option-pricing model to determine fair value, which requires us to make judgments relating to the inputs required to be included in the model. In this regard, the expected volatility is based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The U.S. Treasury bill rate for the expected life of the stock options is utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding. We do not have historical exercise trends to analyze. Therefore, the expected term used by management was calculated in accordance with the Staff Accounting Bulletin 107 “Share-Based Payment” (“SAB 107”) for “plain-vanilla” options.

Recent Accounting Pronouncements
Effective September 1, 2008 the Company adopted SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The statement will be applied prospectively by the Company for any fair value instruments that arise after the date of adoption. The adoption of SFAS No. 157 did not have a material impact on our financial statements.
Effective September 1, 2008 the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. The adoption of SFAS No. 159 did not have a material impact on our financial statements.

Item 4T. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of November 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2008 as a result of the material weakness in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2008.
While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in most exploration stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.
(b) Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
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
As part of their annual inspection in November 2008, the Division of Reclamation, Mining and Safety has notified the Company that an additional $37,827 is required as a financial warranty for the Company’s reclamation work at the Pride of the West Mill. The Company intends to replace the entire current financial warranty, (a Letter of Credit, secured by a cash certificate of deposit), with a Deed of Trust, Salvage Credit, or Lien on Equipment in accordance with Rule 4.3.6., 4.3.9, or 4.3.10 of the Hard Rock/Metal Rules of the State of Colorado.
Item 1A. Risk Factors.
In addition to the other information provided in this Form 10-Q, you should carefully consider the risk factors contained in our Annual Report on Form 10-K, which may be accessed at:
http://www.sec.gov/Archives/edgar/data/1344394/000136231008007763/0001362310-08-007763-index.htm in evaluating our business before purchasing our common stock. Our exploration activities are highly risky and speculative; accordingly, an investment in our common stock shares involves a high degree of risk. You should not invest in our common stock if you cannot afford to lose your entire investment. In considering an investment in our common shares, you should carefully consider all of the other information contained in our filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.

Item 6. Exhibits and Financial Statement Schedules.
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

Exhibit
Number	Description

10.14	2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 17, 2008 and incorporated herein by reference.

10.15	2008 Employee and Director Stock Compensation Plan. Filed as exhibit 10.1 to Form 8-K filed on November 14, 2008 and incorporated herein by reference.

10.16	Employment Agreement: Lee R. Rice dated September 10, 2008. Filed as Exhibit 10.1 to Form 8-K filed December 17, 2008, and incorporated herein by reference.

14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Goldfields Inc.
By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer
8 January 2009

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

*	Filed herewith.