Form 10-Q
period 2009-02-28
COLORADO GOLDFIELDS INC.
filed 2009-04-16
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009

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
APPLICABLE ONLY TO CORPORATE ISSURERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 14, 2009

Class A Common Stock, $0.001 Par Value	315,595,327

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	February 28,	August 31,
	2009	2008
	(unaudited)

ASSETS
Current Assets
Cash	$991	$134,856
Prepaid expenses and other	65,886	79,656

Total Current Assets	66,877	214,512

Non-Current Assets
Property, plant and equipment (Note 3)	1,792,972	1,819,834
Restricted cash (Note 3)	318,154	318,154
Other	13,520	13,520

Total Non-Current Assets	2,124,646	2,151,508

Total Assets	$2,191,523	$2,366,020

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable (Note 8)	$312,192	$398,671
Accrued liabilities	83,487	38,236
Notes payable, including accrued interest — related parties (Note 4)	240,716	—
Promissory note payable, including accrued interest (Note 5)	138,746	—
Mortgage notes payable (Note 3)	650,000	650,000

Total Current Liabilities	1,425,141	1,086,907

Non-Current Liabilities
Asset retirement obligation (Note 3)	552,000	525,000

Total Non-Current Liabilities	552,000	525,000

Total Liabilities	1,977,141	1,611,907

Contingencies and Commitments (Notes 3, 4, 5 ,6, 8, 9, 10 and 11)

Stockholders’ Equity (Note 7)
Class A common stock, 1,185,000,000 shares authorized, $0.001 par value; 225,507,026 and 135,726,120 shares issued and outstanding, respectively	167,246	77,465

Class B common stock, 500,000,000 shares authorized, no par value; zero shares issued and outstanding	—	—

Additional paid in capital	6,713,968	4,745,977
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(6,696,082)	(4,098,579)

Total Stockholders’ Equity	214,382	754,113

Total Liabilities and Stockholders’ Equity	$2,191,523	$2,366,020

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Accumulated from
	For the Three	For the Three	For the Six	For the Six	February 11, 2004
	Months Ended	Months Ended	Months Ended	Months Ended	(Date of Inception) to
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	February 28, 2009

Revenue	$—	$—	$—	$—	$—

Operating expenses

Donated rent	—	—	—	—	9,750
Donated services	—	—	—	—	19,500
General and administrative	890,056	973,683	2,051,408	1,055,207	4,722,857
Mineral property and exploration costs	147,001	8,428	409,686	185,578	1,125,917
Professional fees	16,476	193,969	119,686	246,347	758,867

Total operating expenses	(1,053,533)	(1,176,080)	(2,580,780)	(1,487,132)	(6,636,891)

Other income (expense)
Other income	—	—	2,500	—	3,548
Interest income	1,408	8,176	12,649	8,176	28,487
Interest expense	(17,838)	(11,375)	(31,872)	(25,466)	(91,226)

Total other expense	(16,430)	(3,199)	(16,723)	(17,290)	(59,191)

Net Loss	$(1,069,963)	$(1,179,279)	$(2,597,503)	$(1,504,422)	$(6,696,082)

Net Loss Per Share — Basic and Diluted	*	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	202,207,325	125,896,680	177,134,389	120,829,205

*	Amount is less than $(0.01) per share.
The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Six	For the Six	February 11, 2004
	Months Ended	Months Ended	(Date of Inception) to
	February 28, 2009	February 29, 2008	February 28, 2009

Cash Flows Used in Operating Activities:

Net loss	$(2,597,503)	$(1,504,422)	$(6,696,082)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	—	—	29,250
Depreciation	27,771	22	36,553
Stock issued for services	1,775,874	—	2,645,613
Stock-based compensation — options	4,094	862,337	899,303
Accrued interest on debt	7,668	—	7,668
Accretion expense on asset retirement obligation	27,000	—	52,000
Change in operating assets and liabilities:
Decrease (increase) in restricted cash	—	19,965	(318,154)
Decrease (increase) in prepaid expenses and other	47,770	(64,857)	(31,886)
Increase in accounts payable	292,619	35,731	691,290
Increase in accrued liabilities	45,251	28,089	83,487
Increase in reclamation bond	—	(318,154)	—
Increase in other assets	—	(12,097)	(13,520)

Net cash used in operating activities	(369,456)	(953,386)	(2,614,478)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	—	—	35,000
Acquisition of property, plant and equipment	(909)	(181,573)	(714,525)

Net cash used in investing activities	(909)	(181,573)	(679,525)

Cash Flows From Financing Activities:
Advances received	—	—	405,733
Repayment of advances	—	(400,733)	(405,733)
Proceeds from notes from related parties	236,500	—	246,552
Repayment of advances from related party	—	—	(10,052)
Proceeds from note payable	—	—	100,000
Repayment of note payable	—	(100,000)	(100,000)
Net proceeds from issuance of common stock	—	3,007,343	3,058,494

Net cash provided by financing activities	236,500	2,506,610	3,294,994

(Decrease) increase in cash and cash equivalents	(133,865)	1,371,651	991

Cash and cash equivalents — Beginning of Period	134,856	22,046	—

Cash and cash equivalents — End of Period	$991	$1,393,697	$991

Supplemental Disclosures:
Interest paid	$31,872	$25,466	$87,675
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable for promissory note	$135,294	$—	$135,294
Issuance of common stock to satisfy accounts payable	$243,804	$—	$243,804
Issuance of common stock for prepaid expenses	$34,000	$—	$34,000

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
From February 11, 2004 (Date of Inception) to February 28, 2009

					Deficit
					Accumulated	Total
	Class A		Additional		During the	Stockholders’
	Common Stock		Paid in	Donated	Exploration	Equity
Number of Shares	Shares	Amount	Capital	Capital	Stage	(Deficit)

Balances — February 11, 2004 (Date of inception)	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	2,500
Donated services and rent	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	51,350,000	2,500	—	4,500	(5,898)	1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	53,750
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	114,510,500	56,250	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	114,510,500	56,250	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	114,510,500	56,250	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $282,231)	11,386,180	11,386	2,990,858	—	—	3,002,244
Shares issued for services	9,829,440	9,829	859,910	—	—	869,739
Stock-based compensation — options	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	(3,721,021)	(3,721,021)

Balances — August 31, 2008	135,726,120	77,465	4,745,977	29,250	(4,098,579)	754,113
Shares issued for services (Note 7)	78,647,797	78,648	1,731,226	—	—	1,809,874
Issuance of common stock to satisfy accounts payable (Note 7)	11,133,109	11,133	232,671	—	—	243,804
Stock-based compensation — options (Note 7)	—	—	4,094	—	—	4,094
Net loss	—	—	—	—	(2,597,503)	(2,597,503)

Balances — February 28, 2009 (unaudited)	225,507,026	$167,246	$6,713,968	$29,250	$(6,696,082)	$214,382

Colorado Goldfields Inc. (An Exploration Stage Company)
Notes to the Unaudited Financial Statements
February 28, 2009
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
Going Concern and Management’s Plans:
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $1,358,264 at February 28, 2009, incurred a net loss of $1,069,963 and $2,597,503 for the three and six months ended February 28, 2009, respectively, and has incurred a deficit accumulated during the exploration stage of $6,696,082 for the period from February 11, 2004 (inception) through February 28, 2009. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.
On August 29, 2008 the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Investments, LP (“YA”), whereby the Company intended to sell common shares of the Company under the SEDA in tranches over the next two years up to a maximum of $5,000,000. The terms of the SEDA would have become effective pursuant to the acceptance by the Securities Exchange Commission (“SEC”) of a Form S-1 registration statement, which was filed on October 15, 2008. On February 16, 2009, due to the passage of time since the Form S-1 was originally filed, the time, in addition to the expense, and effort that would be required to amend and file a revised Registration Statement, the Company withdrew the S-1 registration statement.
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
Considering the difficult U.S. and global economic conditions, along with the substantial stability problems in the capital and credit markets, there is a significant possibility that the Company will be unable to obtain financing to continue our operations.

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
Basis of Presentation:
The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at February 28, 2009 and the results of operations and cash flows of the Company for the three and six months ended February 28, 2009 and February 29, 2008, respectively. Operating results for the three and six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.
These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2008.
Recent Accounting Pronouncements:
Effective September 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS No. 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The statement will be applied prospectively by the Company for any fair value instruments that arise after the date of adoption. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.
To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:
Level 1 — quoted prices (unadjusted) in active markets for identical asset or liabilities;
Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and
Level 3 — assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.
As of February 28, 2009, the Company had the following financial assets and liabilities which are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash	—	$318,154	—
The Company has no financial assets or liabilities measured at fair value using Level 1 or Level 3 inputs.
Effective September 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements. As of February 28, 2009 the Company has not elected the fair value option for any of its financial instruments.
3.	Property, Plant and Equipment
On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property bearing interest at 7% per year with interest only payable monthly for two years, with all unpaid principal due June 29, 2009. Interest expense related to the Mill note for the three and six months ended February 28, 2009 and February 29, 2008 was $11,375 and $22,750, respectively for both years.
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
Property, plant and equipment consist of the following as of February 28, 2009 and August 31, 2008:

	February 28,	August 31,
	2009	2008
Computer equipment	$2,118	$2,118
Vehicle	3,267	3,267
Mine and drilling equipment	116,379	116,379
Mobile mining equipment	140,585	140,585
Land and mill	1,567,176	1,566,267

	1,829,525	1,828,616
Less accumulated depreciation	(36,553)	(8,782)

	$1,792,972	$1,819,834

Depreciation expense was $13,885 and $27,771 for the three and six months ended February 28, 2009, respectively and $22 for the both the three and six months ended February 29, 2008. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the of the Company’s property, plant and equipment has not yet been placed in service.

4.	Notes payable — related parties
During the six months ended February 28, 2009, the Company borrowed $72,500 and $164,000 from its interim chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). During the three and six months ended February 28, 2009, the Company recorded interest expense of $2,945 and $4,216, respectively, relating to the Notes.
5.	Promissory note payable
On October 2, 2008, the Company executed an unsecured promissory note with one of its vendors for services rendered totaling $135,294. The promissory note bears interest at 6.25% per annum and the principle and interest were due on December 19, 2008. The Company recorded interest expense of $2,085 and $3,452 for the three and six months ended February 28, 2009. As of January 19, 2009, the promissory note is in default and the Company is currently negotiating a modification and amendment to the note.
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
(ii)
an additional undivided 20% interest in the properties is to vest upon: (a) the Company incurring additional expenditures of not less than $3,500,000 on the properties within 7.5 years from the date of the option agreement, and (b) the issuance by the Company, subject to compliance with applicable securities laws, of 13,000,000 shares (adjusted for stock splits) of the Company’s Class A common stock; and

(iii)
an additional undivided 20% interest in the properties is to vest upon: (a) the Company incurring additional expenditures of not less than $3,500,000 on the properties within 10 years from the date of the option agreement, and (b) the issuance by the Company, subject to compliance with applicable securities laws, of 13,000,000 shares (adjusted for stock splits) of the Company’s Class A common stock.

In addition, in order to keep the option in good standing, the Company must make payments to the Optionors as follows:
(i)	cash payment of $50,000 within 30 days from the date of the option agreement (which was paid by the Company in August 2007 and recorded as expense);
(ii)
cash payment of $100,000 within one year from the date of the option agreement (which was extended to March 15, 2009 and includes accrued interest at 8.5% per annum from the original date of June 17, 2008);

The Company did not make the cash payment of $100,000 on March 15, 2009. On March 16, 2009, the Company received a notice of default from the Optionor, Hennis and San Juan Corp. (Note 9). In accordance with the option agreement, the Company has 30 days within which to cure the default by making such payment.
Additionally, Hennis has made demand for the return of original drill core, maps, geological data, copies of the same (in the event of a failure to cure the advised default), and certain equipment. Hennis is also asserting that the Company is required to provide a comprehensive report of all geological data, core samples, analyses and reports derived from the properties.
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
Common shares
On February 20, 2009 the Company effected a reclassification and exchange of its common stock to Class A Common Stock on a 1 for 1 basis, obtained a new CUSIP number (19647Y302), and began trading under the symbol CGFIA.
Also in February 2009, the Company authorized a new series of common stock entitled Class B Common Stock with no par value. The total number of authorized Class B Common Stock will be 500,000,000 shares and each share of Class B common stock is entitled to two votes.
On February 27, 2009 the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance at an exercise price of $.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Series A common stockholders to receive the Class B Securities, certain conditions must be met. As of February 28, 2009 no Class B Securities have been issued. As of April 14, 2009, 26,723,438 Class B Securities have been issued. The pay date of any future issuances of Class B Securities is uncertain.
In October 2008, the Company effected a stock split in the form of a 30% stock dividend for its shareholders of record as of November 6, 2008. The dividend was paid on November 28, 2008. Where applicable, the Company has restated its capital accounts, shares outstanding, weighted average shares and loss per share calculations for all periods presented in these financial statements and related footnotes to reflect the stock dividend. The par value per share was not changed.
During the six months ended February 28, 2009, the Company issued 975,000 shares of restricted Class A Common Stock to a consultant for corporate communications services valued at $0.02 to $0.04 per share ($0.03 to $0.05 per share, pre-stock split, the quoted market prices at the dates of issuance) and an additional 1,250,000 shares of its restricted stock valued at $0.0175 to $0.02 per share (the quoted market prices at the dates of the issuance), which resulted in $51,250 being recorded as expense.
In February 2008, the Company approved the 2008 Stock Incentive Plan (“2008 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company. The 2008 Plan provides that awards may be granted for up to 12,480,000 shares of the Company’s common shares.
Pursuant to the 2008 Plan the Company issued 4,579,770 shares of its Class A Common Stock to employees, directors and consultants for services rendered during the six months ended February 28, 2009. The common shares were valued based upon the quoted market price on the date of the respective stock grants, which ranged from $0.02 to $0.08 per share ($0.03 to $0.11 per share, pre-stock split). The total grant date fair value of these shares was $224,250. Of the 12,412,270 common shares issued under the 2008 Plan as of February 28, 2009, 3,809,000 common shares, valued at $278,200, have vesting requirements and are being amortized and recorded to expense over the requisite service period, which is six to eighteen months. During the six months ended February 28, 2009, the Company recorded expense of $98,938 related to the 3,809,000 shares.

In September 2008, the Company approved the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan (“2008 Consultants Plan”) whereby the Company may grant up to 65,000,000 shares of the Company’s stock in exchange for services rendered to the Company. In January 2009, the Company authorized an additional 50,000,000 shares under the 2008 Consultants Plan. During the six months ended February 28, 2009, the Company has issued 74,206,186 shares of its Class A Common Stock under the 2008 Consultants Plan for services rendered by various consultants valued at $0.015 to $0.08 per share ($0.03 to $0.11 per share, pre-stock split, the quoted market prices at the dates of issuance), which resulted in $1,656,769 being recorded as expense.
In November 2008, the Company approved the 2008 Employee and Director Stock Compensation Plan (“2008 Employee Plan”), whereby the Company may grant up to 46,800,000 shares of the Company’s stock in exchange for services rendered to the Company. In November 2008, the Company authorized an additional 39,000,000 shares under the 2008 Employee Plan. During the six months ended February 28, 2009, 8,769,950 shares of Class A Common Stock were issued to employees for services valued at $157,471.
Stock options
The Company recorded compensation expense related to stock options for the three and six months ended February 28, 2009 of zero and $4,094, respectively, and $862,337 for the three and six months ended February 29, 2008. As of February 28, 2009, the Company had no unrecognized compensation cost related to stock options. During the six months ended February 28, 2009, the Company did not grant options to purchase the Company’s Class A Common Stock, 600,000 options were cancelled and 650,000 options were forfeited. No options are currently outstanding under the 2008 Plan.
A summary of option activity under the 2008 Plan for the six months ended February 28, 2009 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at September 1, 2008	1,250,000	$0.50
Granted	—	—
Forfeited	(650,000)	0.32
Cancelled	(600,000)	0.70

Outstanding at February 28, 2009	—	$—	—	$—

Exercisable at February 28, 2009	—	$—	—	$—

The following table presents information relating to nonvested stock options as of February 28, 2009:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at September 1, 2008	500,000	$0.13
Granted	—	—
Vested	(125,000)	(0.13)
Forfeited	(375,000)	(0.13)

Nonvested at February 28, 2009	—	$—

8.	Related Party Transactions
a)
For the three and six months ended February 29, 2008, the Company recognized $1,080 and $41,540 for mineral property and exploration costs that were incurred directly or by a company partially owned by a former officer and director of the Company. For the three and six months ended February 28, 2009, the Company incurred mineral property and exploration costs and general and administrative costs of zero and $6,000, respectively, from a company owned by the former president of the Company. For the three and six months ended February 29, 2008, the Company incurred mineral property and exploration costs and general and administrative costs of $2,994 and $26,611, respectively, from a company owned by the former president of the Company.

b)
Accounts payable and accrued liabilities at February 28, 2009 and August 31, 2008, include $37,250 and $24,258, respectively, due to affiliated companies for mineral property and exploration, general and administrative costs.

9.	Litigation
The Company is involved in the following legal proceedings.
On March 2, 2009 the Company’s former legal counsel, filed a Complaint in District Court, Denver, Colorado, claiming breach of contract of the promissory note executed by the Company October 2, 2008 (Note 5). The Company disputes the breach. The ultimate outcome of the litigation, however, is uncertain.
On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement (Note 6a), and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 50,000,000 shares of Class A Common Stock held by Hennis. Company counsel advises that the Hennis complaint is barred due to Hennis’s affiliate and control person status and moreover is filed in bad faith, since among other things, on June 17, 2008 as President and CEO of the Company, Hennis elected not to pay the option fee then due. The Company received a written settlement offer from Mr. Hennis two days after the Company was served on April 8, 2009 and is considering its response. The Company intends and is confident that a mutually acceptable settlement will be reached in the near future. However, the ultimate outcome of the proceeding is uncertain.
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
Subsequent to February 28, 2009, (through April 14, 2009), the Company has issued 40,088,301 shares of its Class A common stock to employees and consultants for services valued at approximately $321,400 under the various stock compensation plans of the Company.
Subsequent to February 28, 2009, the Company has borrowed $38,500 from its CFO. In connection with the borrowings, the Company executed unsecured promissory notes, which have the same terms as the Notes described in Note 4.
On March 26, 2009, the Company authorized an increase of 50,000,000 shares under the 2008 Consultants Plan. Also on that date the Company authorized the issuance of 50,000,000 shares of its restricted Class A Common Stock to compensate employees, directors, officers, and other stakeholders valued at approximately $500,000.

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
This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and six months ended February 28, 2009, as well as our future results. It consists of the following subsections:
•
“Introduction and Plan of Operation,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2009;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;
•	“Results of Operations and Comparison,” which sets forth an analysis and comparison of the Three and Six Months Ended February 28, 2009 compared to the Three and Six Months Ended February 29, 2008.
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

Introduction and Plan of Operation
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three and six months ended February 28, 2009 and compares those results to the three and six months ended February 29, 2008.
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

Our plan of operation for fiscal 2009 is to continue seeking funding for our operations and mining exploration program on the San Juan Properties that began in the fall of 2007. Our option agreement to acquire an 80% interest in the San Juan Properties requires us to expend $13 million on the properties, and we currently believe that expenditure of that amount will ready the mine for production assuming that economically feasible reserves exist, although we cannot give any assurances that additional funds will not be necessary. In addition, we are currently in default on a $100,000 payment which was due under the option agreement on March 15, 2009. As discussed in Note 6a to the financial statements, we are currently working to cure this default.
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

Our financial statements included in this report have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. We had a working capital deficit of $1,358,264 at February 28, 2009, incurred a net loss of $1,069,963 and $2,597,503 for the three and six months ended February 28, 2009, respectively, and have incurred a deficit accumulated during the exploration stage of $6,696,082 for the period from February 11, 2004 (inception) through February 28, 2009. Accordingly, we have not generated cash flow from operations and have primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from our possible inability to continue as a going concern.
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
On August 29, 2008 we entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Investments, LP (“YA”), whereby we intended to sell common shares of the Company under the SEDA in tranches over the next two years up to a maximum of $5,000,000. The terms of the SEDA would have become effective pursuant to the acceptance by the Securities Exchange Commission (“SEC”) of a Form S-1 registration statement, which was filed on October 15, 2008. In February 2009, due to the reclassification of the Company’s common stock to Class A common stock effective February 20, 2009 and due to the passage of time since it was originally filed, we withdrew the Form S-1 registration statement on February 17, 2009. On April 6, 2009, we confirmed the termination of the SEDA with YA.
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
As of February 28, 2009, we had cash and cash equivalents of approximately $1,000, other current assets of approximately $66,000 and current liabilities of approximately $1,425,000. We used cash and cash equivalents of $369,000 in operating activities for the six months ended February 28, 2009. Investing activities for the six months ended February 28, 2009 consisted of the purchase of property, plant and equipment of $1,000. Financing activities for the six months ended February 28, 2009 included cash proceeds of $236,500 from the issuance of notes payable from related parties.

Contractual Obligations
The table below summarizes contractual obligations as of February 28, 2009 due in the future.

		Less than 1
Contractual Obligations	Total	Year	2 and 3	4 and 5
Principal payment on Pride of the West Mill(1)	$650,000	$650,000
Principal and accrued interest on notes payable — related parties(2)	240,716	240,716
Principal and accrued interest on promissory note(3)	138,746	138,746

(1)
This amount is due on June 29, 2009, along with any unpaid interest. The note is secured by the Mill; thus, a default on this obligation could result in foreclosure on our Mill. We are in discussions with the Holder of the note and are negotiate an extension.

(2)	This amount consists of loans from our chief executive officer and chief financial officer. See Note 4 of the Notes to the Unaudited Financial Statements.

(3)	The promissory note is payable to the Company’s former law firm. See Note 5 and Note 9 of Notes to the Financial Statements for additional information.
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

(1)
Should we default on the Option Agreement with San Juan Corp., (see Note 6 of the Notes to the Financial Statements), our only remaining fixed asset would be the Pride of the West Mill, which is subject to a $650,000 Deed of Trust in favor of Tusco, Inc. An option payment of $100,000 to San Juan Corp was extended until March 15, 2009.

The Company did not make the cash payment of $100,000 on March 15, 2009. On March 16, 2009, the Company received a Notice of Default from the Optionor, Todd C. Hennis and San Juan Corp. In accordance with the Option Agreement, the Optionee (the Company), has 30 days within which to cure the default by making such payment.

Additionally, Mr. Hennis has made demand for the return of original drill core, maps, geological data, copies of the same (in the event of a failure to cure the advised default), and certain equipment. Additionally, Mr. Hennis asserts that Colorado Goldfields Inc. is required to provide to him a comprehensive report of all geological data, core samples, analyses and reports derived from the properties. The Company is aggressively seeking a compromised settlement with Mr. Hennis. The Company received a written settlement offer from Mr. Hennis on April 8, 2009 and is considering its response. The Company intends and is confident that a mutually acceptable settlement will be reached in the near future.

(2)
Should we be unable to execute the Option Contract to purchase the legacy royalties described in Note 6(b) of the Notes to the Financial Statements, then those royalties would remain payable to the royalty holder and would reduce our ultimate profitability. The royalty option exercise has been extended until June 21, 2009.

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
Assay silver results for the “A Vein Zone” in hole CG08-01 are listed below:

				Weighted
	Interval	Ag	Total Length	Average Ag
Sample No.	(ft.)	(g/tonne)	(ft)	(g/tonne)
543254	669 – 670	95.0
543255	670 – 671	136.5
543256	671 – 671.6	217.6
543257	671.6 – 672.1	1,646.0
543258	672.1 – 672.7	32.6
543259	672.7 – 673.4	100.8
543260	673.4 – 675	214.1	669 – 675	269.62

				Weighted
	Interval	Ag	Total Length	Average Ag
Sample No.	(ft.)	(g/tonne)	(ft)	(g/tonne)
543239	639.2 – 640.1	178.7
543240	640.1 – 640.7	98.6
543241	640.7 – 642	81.3
543242	642 – 644	41.8	639.2 – 644	85.27
•	Samples are sent as whole rock (no prep) and represent 1/2 split drill core material, with the second 1/2 retained for security.

•	Ag Fire assay performed with 30g split of sample material.

•	Prep by crush and grind to -150 mesh.
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
On February 20, 2009, we re-classified our common stock to Class A common stock.
In February 2009, we initiated the issuance of Class B Securities. The effective date of the action was 2/27/2009. Accordingly, the following instruction letter was issued to beneficial owners of our Class A Common Stock through the Depository Trust Clearing Corporation.
This instruction letter is being sent to the Beneficial Owners (as defined below) of Colorado Goldfields Inc. (“Company”) Class A Common Stock, together with brokers making presentment of lists of Beneficial Owners of Company’s Class A Common Stock (“Class A Common Stock”) to Corporate Stock Transfer, Inc. (the “Transfer Agent”), in connection with the issuance of Class B Common Stock and Class B Common Stock Warrants:
1.
Effective February 27, 2009, the Company shall issue to beneficial owners of record (as determined by Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Beneficial Owners”)), of the Company’s Class A Common Stock, for every four shares of Class A Common Stock, one share of restricted Class B Common Stock, and one restricted Class B Warrant. There will be no pro-ration, and in the event a fractional number of Class B shares and class B warrants were to be issued, the number to be issued will be rounded down to the nearest whole number of shares. Each restricted Class B Common share shall enjoy two votes per share. The Class B Warrant shall have a term of one year, at an exercise price of $.50 per share. No fraction of a share will be issued upon any exercise of a Warrant. If the holder of a Warrant would be entitled to receive a fraction of a Share upon any exercise of a Warrant, the Company shall, upon such exercise, round up to the nearest whole number the number of Shares to be issued to such holder.

2.
Instructions for Class A Common Shares Held in Certificated Form Held Directly by the Beneficial Owners: Certificated Class A Common shareholders, who are Beneficial Owners, shall receive Class B Common Stock shares and Class B Common Stock Warrants without further action on their part.

3.
Instructions for Shares Held on Behalf of Beneficial Owners: In order for a Beneficial Owner of Class A Common Stock held through a broker to receive Class B Common Stock shares and Class B Warrants, the following instructions and compliance conditions must be met:

a.
All brokers whose customers beneficially own shares of Class A Common Stock are hereby instructed to present their respective lists of named Class A Common Stock Beneficial Owners, as of the Record Date, (include shareholder individual or legal entity legal name, complete street address, landline telephone number, email address (if available), and number of Class A Common Stock shares beneficially owned), to the Company’s Transfer Agent via facsimile transmission (303) 777-7363, no later than 3:30 o’clock p.m. MST on Friday, February 27, 2009. The Transfer Agent will, within four business days of receipt of same, send a copy of all such brokers’ submissions to the Company.

b.	Upon receipt and immediate verification of each broker’s list, the appropriate number of Class B Common Stock shares and Class B Warrants shall be issued in the name of each named Beneficial Owner.

c.
Regarding brokers who do not timely provide a list of their account customers Class A Common Stock Beneficial Owners as per Section 3(a) above by February 27, 2009, such brokers no later than 3:30p.m. MST on March 2, 2009 shall provide to the Transfer Agent in writing a statement indicating the reasons for such delay and affirmatively state the date upon which they will submit to the Transfer Agent the required list of Beneficial Owners and supplemental information, which shall be a date no later than 3:30 o’clock p.m. MST on Thursday March 5, 2009.

d.
At any time after March 5, 2009, and without risk of forfeiture, should such brokers fail to timely comply with Sections 3(a) and (c) hereinabove, then at any time after March 5, 2009 at the time of presentment by such brokers to the Transfer Agent of the information required by Section 3(a) and (c), such brokers shall submit to the Transfer Agent a signed written statement affirmatively stating, that:

“There presently exist no ‘open fails to deliver’ in Colorado Goldfields Inc. Class A Common Stock settlements resulting from short sales of Class A Common Stock shares CUSIP 19647Y302 as associated with the broker’s customer accounts representing Beneficial Owners.”

All submissions provided by brokers pursuant to Section 3 to the Transfer Agent are to be copied by the Transfer Agent to the Company within four business days of the Transfer Agent’s receipt of same.
e.
All brokers’ lists of Beneficial Owners must reconcile with records on file with The Depository Trust & Clearing Corporation (DTCC) as of the Record Date before Class B Common Stock and Class B Common Stock Warrants will be issued in the name of such Beneficial Owners.

4.
In accordance with 17 CFR Sec. 240.13d-3, DTCC and its nominee, Cede & Co. are not in fact, nor at law, Beneficial Owners of Class A Common Stock. Thus, certificated ownership of Class A Common Stock as a predicate for obtaining Class B Common Stock and Class B Warrants, and Class B Warrant shares, excludes nominee possession of Class A Common Stock in certificate form in the name of DTCC and/or Cede & Co. or any other nominee in possession in certificate form. In connection with this Information Letter and the instructions and compliance conditions set forth hereinabove, we have instructed the Transfer Agent that it may NOT under any circumstances provide Class B Common Stock shares, or Class B Warrants to any Class A Common Stock certificated nominee in possession including Cede & Co. and/or the DTCC.

5.	All Class B Common Stock certificates shall bear the following Notice, in addition to a customary restricted stock legend:
CLASS B COMMON STOCK CUSIP NUMBER 19647Y500
NOTICE
PENALTIES AND SANCTIONS REGARDING OPEN FAILS TO DELIVER IN
COLORADO GOLDFIELDS INC. COMMON SHARES
SECURITIES AND EXCHANGE ACT OF 1934,
ANTI-FRAUD RULE 17 CFR 242.10B-21
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, AND APPLICABLE RULES AND REGULATIONS PROMULGATED THEREUNDER REGARDING “SHORT SALES” , THE ISSUER’S CLASS B COMMON STOCK EVIDENCED BY THIS CERTIFICATE AND ASSIGNED CUSIP 19647Y500, MAY NOT BE TRANSFERRED, PLEDGED, HYPOTHECATED, REHYPOTHECATED, PLEDGED IN A BUY-IN, SHARE BORROW, OR USED AS SHARES TO CLOSE, TO FILL, OR OFF-SET ANY OPEN “FAILS TO DELIVER,” RESULTING FROM SHORT SALE TRANSACTIONS IN ISSUER’S CLASS A COMMON STOCK CUSIP 19647Y302 NOR BE DEPOSITED OR TRANSFERRED IN FULFILLMENT OF AN INTRA OR INTER BROKER/DEALER ELECTRONIC BOOK ENTRY, INCLUDING “SHARES DUE BILL” RESULTING FROM SHORT SALE TRANSACTIONS IN ISSUER’S CLASS A COMMON STOCK.

6.	All Class B Common Stock Warrant certificates shall bear the following Notice, in addition to a customary restricted securities legend:
CLASS B COMMON STOCK WARRANT CUSIP NUMBER 19647Y120
NOTICE
PENALTIES AND SANCTIONS REGARDING OPEN FAILS TO DELIVER IN
COLORADO GOLDFIELDS INC. COMMON SHARES
SECURITIES AND EXCHANGE ACT OF 1934,
ANTI-FRAUD RULE 17 CFR 242.10B-21
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, AND APPLICABLE RULES AND REGULATIONS PROMULGATED THEREUNDER REGARDING “SHORT SALES” , THE ISSUER’S CLASS B COMMON STOCK WARRANT EVIDENCED BY THIS CERTIFICATE AND ASSIGNED CUSIP 19647Y120, MAY NOT BE TRANSFERRED, PLEDGED, HYPOTHECATED, REHYPOTHECATED, PLEDGED IN A BUY-IN, SHARE BORROW, OR USED AS SHARES TO CLOSE, TO FILL, OR OFF-SET ANY OPEN “FAILS TO DELIVER,” RESULTING FROM SHORT SALE TRANSACTIONS IN ISSUER’S CLASS A COMMON STOCK CUSIP 19647Y302 NOR BE DEPOSITED OR TRANSFERRED IN FULFILLMENT OF AN INTRA OR INTER BROKER/DEALER ELECTRONIC BOOK ENTRY, INCLUDING “SHARES DUE BILL” RESULTING FROM SHORT SALE TRANSACTIONS IN ISSUER’S CLASS A COMMON STOCK.
The issuance process is still in progress, as of April 14, 2009 we have issued 26,723,438 Class B restricted common shares and Class B restricted warrants to 1,916 properly presented beneficial owners.
On March 2, 2009, we announced the re-activation agenda for the Pride of the West Mill. Maisel Excavating, LLC will perform initial redistribution of surplus milling by-products to areas on the property that will clear the way for delivering new ore.
We have received many more solicitations for custom milling since the first of the year than we anticipated. We believe that accelerating re-activation of the Mill is a wise strategic move.
The Company’s comprehensive re-activation plan has several components developed collaboratively with the Colorado Division of Reclamation Mining and Safety including a new pond high water line and re-grading for proper drainage for sand tailings or inert material from the upper pond. A new perforated piping system will constantly monitor the ground water level. We will be accelerating mill re-activation activities during the coming quarter.
Three Months Ended February 28, 2009 Compared to the Three Months Ended February 29, 2008
For the three months ended February 28, 2009, we incurred a net loss of approximately $1,070,000 compared to a net loss of approximately $1,179,000 for the three months ended February 29, 2008.
General and administrative costs were $890,000 and $974,000 for the three months ended February 28, 2009 and the three months February 29, 2008, respectively, a decrease of $84,000 primarily due to a decrease in stock based compensation offset by increases in employee related expenses and consulting services. Stock based compensation related to stock options and deferred compensation decreased $810,000 from $862,000 for the three months ended February 29, 2008 to $52,000 for the three months ended February 28, 2009. During the three months ended February 29, 2008 the Company approved a stock option plan and granted 1,600,000 options under the plan which resulted in the recognition of $862,000 in stock based compensation. For the three months ended February 28, 2009, no options were issued under the plan, while $52,000 of stock based compensation was recognized due to the vesting of deferred stock compensation awards to key employees. Salaries and related payroll taxes were $169,000 and $36,000 for the three months ended February 28, 2009 and the three months ended February 29, 2008, respectively. The increase in salary related expenses is due to having three employees during the three months ended February 28, 2009 and bonuses of $62,500 versus only one employee during the entire three month period ended February 29, 2008 and another employee for less than one month during the three month period ended February 29, 2008. The Company incurred consulting expense of $520,000 during the three months ended February 28, 2009 compared to zero during the same period in fiscal year 2008. The increase is due to expenses related to capital structure analysis, technology improvements, and increasing shareholder value through extensive corporate communications.

For the three months ended February 28, 2009 and February 29, 2008, mineral property and exploration costs were $147,000 and $8,000, respectively. The increase during the three months ended February 28, 2009 is due primarily to accretion of $21,000 related to the asset retirement obligation of the Company and $68,000 of consulting services regarding the exploration properties and best use of the surrounding land. There were no similar costs during the three months ended February 29, 2008.
Professional fees were $16,000 and $194,000 for the three months ended February 28, 2009 and the three months ended February 29, 2008, respectively. The decrease for the three months ended February 28, 2009 is due to lower legal fees due to the fact that during the three months ended February 29, 2008, the Company incurred over $84,000 related to the Company’s SB-2 registration and subsequent amendment and over $40,000 related to the Company’s August 31, 2007 Form 10-KSB filing. The Company did not incur similar expenses during the three months ended February 28, 2009.
Interest expense was $18,000 for the three months ended February 28, 2009 and $11,000 for the three months ended February 29, 2008. For both periods the Company incurred interest expense related to the mortgage on the Pride of the West Mill, which was purchased in June 2007. The Company also incurred interest expense on its notes payable and promissory notes payable during the three months ended February 28, 2009.
Six Months Ended February 28, 2009 Compared to the Six Months Ended February 29, 2008
For the six months ended February 28, 2009, we incurred a net loss of approximately $2,598,000 compared to a net loss of approximately $1,504,000 for the six months ended February 29, 2008.
General and administrative costs were $2,051,000 and $1,055,000 for the six months ended February 28, 2009 and the six months February 29, 2008, respectively, an increase of $996,000 primarily due to increases in employee related expenses and consulting services. Salary and related payroll tax expense was $289,000 for the six months ended February 28, 2009 compared to $63,000 for the same period in the 2008 fiscal year. The increase in salary and payroll tax expense is due to the Company having three employees during the majority of the six months ended February 28, 2009 and the issuance of $101,000 in stock based bonuses to the Company’s Chief Financial Officer. The Company incurred stock based consulting expense of $1,346,000 during the six months ended February 28, 2009 compared to zero during the same period in fiscal year 2008. The increase is due to expenses related to capital structure analysis, technology improvements, and increasing shareholder value through extensive corporate communications. Higher salary and consulting costs were partially offset by lower stock based compensation related to stock options and deferred compensation which decreased $759,000 from $862,000 for the six months ended February 29, 2008 to $103,000 for the six months ended February 28, 2009. During the six months ended February 29, 2008 the Company approved a stock option plan and granted 1,600,000 options under the plan which resulted in the recognition of $862,000 in stock based compensation. For the six months ended February 28, 2009, no options were issued under the plan, while $103,000 of stock based compensation was recognized due to the vesting of deferred stock compensation awards to key employees.
For the six months ended February 28, 2009 and the six months ended February 29, 2008, mineral property and exploration costs were $410,000 and $186,000, respectively. The increase during the six months ended February 28, 2009 is due to the completion of an extensive drilling program on the Gold King property, which commenced during the summer of 2008 and concluded during the fall of 2008, compared to the completion of a small drill program during the same period in the prior year.

Professional fees were $120,000 and $246,000 for the six months ended February 28, 2009 and the six months ended February 29, 2008, respectively. The decrease for the six months ended February 28, 2009 is due to lower legal fees. Legal fees were lower due to the fact that during the six months ended February 29, 2008, the Company incurred over $84,000 related to the Company’s SB-2 registration and subsequent amendment, $60,000 related to the Company’s August 31, 2007 Form 10-KSB filing and $18,000 in environmental compliance issues. The Company was able to reduce its legal fees during the six months ended February 28, 2009 due to the absence of the SB-2 registration and more efficiency in regulatory filings.
Interest expense was $32,000 for the six months ended February 28, 2009 and $25,000 for the six months ended February 29, 2008. For both periods the Company incurred interest expense related to the mortgage on the Pride of the West Mill, which was purchased in June 2007. The Company also incurred interest expense on its notes payable and promissory notes payable of $4,000 and $3,000, respectively.
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
Long-lived Assets: We periodically evaluate the carrying value of property, plant and equipment costs, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
Property Retirement Obligation: SFAS 143, Accounting for Asset Retirement Obligations requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Accretion expense is recorded in each subsequent period to recognize the changes in the liability resulting from the passage of time. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the related long-lived asset.
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

Recent Accounting Pronouncements
Effective September 1, 2008 the Company partially adopted SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The statement will be applied prospectively by the Company for any fair value instruments that arise after the date of adoption. The partial adoption of SFAS No. 157 did not have a material impact on our financial statements.
Effective September 1, 2008 the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. The adoption of SFAS No. 159 did not have a material impact on our financial statements. As of February 28, 2009 the Company has not elected the fair value option for any of its financial instruments.

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
Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of February 28, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2009 as a result of the material weakness in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2008.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Except for the proceedings described below, we are not currently subject to any legal proceedings, and to the best of our knowledge no such proceeding is threatened the results of which would have a material impact on our properties, results of operation or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.
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
As part of their annual inspection in November 2008, the Division of Reclamation, Mining and Safety has notified the Company that an additional $37,827 is required as a financial warranty for the Company’s reclamation work at the Pride of the West Mill. After discussions and negotiations with the Division of Reclamation, Mining and Safety, the Notice of Increase in Financial Warranty has been withdrawn.
On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon us a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement (Note 6a), and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 50,000,000 shares of Class A Common Stock held by Hennis. Company counsel advises that the Hennis complaint is barred due to Hennis’s affiliate and control person status and moreover is filed in bad faith, since among other things, on June 17, 2008 as President & CEO of the Company Mr. Hennis elected not to pay the option fee then due. We received a written settlement offer from Mr. Hennis two days after we were served on April 8, 2009 and our considering its response. We intend and are confident that a mutually acceptable settlement will be reached in the near future. However, the ultimate outcome of the proceeding is uncertain.

Item 1A. Risk Factors.
A restated description of some of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
We Have Material Future Financing Needs
Our business model requires additional financing. No assurance can be given that additional financing will be available to us on acceptable terms, if at all. If we raise additional funds by issuing additional equity securities, further dilution to existing equity holders will result. If adequate additional funds are not available, we may be required to curtail significantly our long-term business objectives and our results from operations may be materially and adversely affected. Accordingly, there is substantive doubt whether we can fulfill our business plan or commence revenue generating operations.
The Market Price for Our Common Stock Will Likely Be Volatile and May Change Dramatically At Any Time
The market price of our common stock, like that of the securities of other early-stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:
•	intentional manipulation of our stock price by existing or future stockholders;
•	Short selling activity by certain investors, including any failures to timely settle short sale transactions;
•	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
•	the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;
•	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;
•	developments in the businesses of companies that purchase our products; and
•	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.
In addition to the other information provided in this Form 10-Q, you should carefully consider the risk factors contained in our Annual Report on Form 10-K, which may be accessed at:
http://www.sec.gov/Archives/edgar/data/1344394/000136231008007763/0001362310-08-007763-index.htm, in evaluating our business before purchasing our common stock. Our exploration activities are highly risky and speculative; accordingly, an investment in our common stock shares involves a high degree of risk. You should not invest in our common stock if you cannot afford to lose your entire investment. In considering an investment in our common shares, you should carefully consider all of the other information contained in our filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
On February 9, 2009, Eric O. Owens resigned his position as a Director. The Board of Directors will not immediately seek a replacement for Mr. Owens.
As of February 9, 2009, The Colorado Goldfields Inc. Board of Directors consists of:
Lee R. Rice — President and Chief Executive Officer, Director
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
C. Stephen Guyer — Chief Financial Officer, Director
Mr. Guyer is a senior financial executive, having served as Chief Financial Officer for both public and private firms. Prior to joining Colorado Goldfields, he was a founder and Chief Executive Officer of Antelope Technologies, Inc., an international high-technology manufacturing venture with offices in both the USA and Switzerland. Mr. Guyer has also served as Chief Financial Officer for TCOM Ventures, Staff Administrators and the Moore Companies. Mr. Guyer was Chief Credit Officer for Monaco Finance and a divisional vice-president for a subsidiary of British Petroleum, and the former United Cable Television Corporation (now a part of COMCAST). Mr. Guyer holds an MBA, Finance, and Master of Arts, University of Denver, both with honors, a BA, Metropolitan State College, Magna Cum Laude, and BS, McPherson College.
Beverly Rich, Independent Director
Ms. Rich is the Treasurer for San Juan County, Colorado; Democratic Party Chairperson for San Juan County, Colorado; and is Democratic Party Chairperson for the 6th Senatorial District in Colorado. Ms. Rich graduated from Fort Lewis College in Durango, Colorado.

Norman J. Singer, Independent Director
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

Exhibit
Number	Description

10.14	2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 17, 2008 and incorporated herein by reference.

10.15	2008 Employee and Director Stock Compensation Plan. Filed as exhibit 10.1 to Form 8-K filed on November 14, 2008 and incorporated herein by reference.

10.16	Employment Agreement: Lee R. Rice dated September 10, 2008. Filed as Exhibit 10.1 to Form 8-K filed December 17, 2008, and incorporated herein by reference.

10.17	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.18	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.19	Form RW filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

10.20	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on April 3, 2009 and incorporated herein by reference.

14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Goldfields Inc.
By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer
16 April 2009

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer.

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer.

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer.

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer.