Form 10-Q
period 2009-05-31
COLORADO GOLDFIELDS INC.
filed 2009-07-10
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 9, 2009

Class A Common Stock, $0.001 Par Value	400,358,627
Class B Common Stock (Restricted), No Par Value	35,509,705

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	May 31,	August 31,
	2009	2008
	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$4,344	$134,856
Prepaid expenses and other	10,656	79,656

Total Current Assets	15,000	214,512

Non-Current Assets
Property, plant and equipment (Note 3)	1,782,297	1,819,834
Restricted cash (Note 3)	318,154	318,154
Other	13,520	13,520

Total Non-Current Assets	2,113,971	2,151,508

Total Assets	$2,128,971	$2,366,020

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable (Note 8)	$352,376	$398,671
Accrued liabilities (Note 8)	66,665	38,236
Notes payable, including accrued interest — related parties (Note 4)	255,333	—
Promissory note payable, including accrued interest (Note 5)	140,878	—
Mortgage notes payable (Note 3)	650,000	650,000

Total Current Liabilities	1,465,252	1,086,907

Non-Current Liabilities
Asset retirement obligation (Note 3)	561,660	525,000

Total Non-Current Liabilities	561,660	525,000

Total Liabilities	2,026,912	1,611,907

Contingencies and Commitments (Notes 3, 4, 5 ,6, 8, 9, 10 and 11)

Stockholders’ Equity (Note 7)
Class A common stock, 1,185,000,000 shares authorized, $0.001 par value; 360,462,427 and 135,726,120 shares issued and outstanding, respectively	302,201	77,465

Class B common stock, 500,000,000 shares authorized, no par value; 28,307,598 and zero shares issued and outstanding	—	—

Additional paid in capital	8,384,785	4,745,977
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(8,614,177)	(4,098,579)

Total Stockholders’ Equity	102,059	754,113

Total Liabilities and Stockholders’ Equity	$2,128,971	$2,366,020

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Accumulated
					from February 11,
	For the Three	For the Three	For the Nine	For the Nine	2004 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008	May 31, 2009

Revenue	$—	$—	$—	$—	$—

Operating expenses

Donated rent	—	—	—	—	9,750
Donated services	—	—	—	—	19,500
General and administrative	1,732,414	317,256	3,783,822	1,372,463	6,455,271
Mineral property and exploration costs	90,222	14,892	499,908	200,470	1,216,139
Professional fees	77,365	101,001	197,051	347,348	836,232

Total operating expenses	(1,900,001)	(433,149)	(4,480,781)	(1,920,281)	(8,536,892)

Other income (expense)
Other income	—	—	2,500	—	3,548
Interest income	1,348	5,063	13,997	13,239	29,835
Interest expense	(19,442)	(11,375)	(51,314)	(36,841)	(110,668)

Total other expense	(18,094)	(6,312)	(34,817)	(23,602)	(77,285)

Net Loss	$(1,918,095)	$(439,461)	$(4,515,598)	$(1,943,883)	$(8,614,177)

Net Loss Per Class A Common Share — Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Class A Common Shares Outstanding	299,605,103	96,843,600	218,406,571	94,254,379

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Nine	For the Nine	February 11, 2004
	Months Ended	Months Ended	(Date of Inception) to
	May 31, 2009	May 31, 2008	May 31, 2009

Cash Flows Used in Operating Activities:

Net loss	$(4,515,598)	$(1,943,883)	$(8,614,177)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	—	—	29,250
Depreciation	41,657	87	50,439
Stock issued for services	3,455,220	—	4,324,959
Stock-based compensation — options	4,094	900,747	899,303
Accrued interest on debt	14,088	—	14,088
Accretion expense on asset retirement obligation	36,660	—	61,660
Change in operating assets and liabilities:
Decrease (increase) in restricted cash	—	19,965	(318,154)
Decrease (increase) in prepaid expenses and other	69,000	(149,450)	(10,656)
Increase in accounts payable	388,058	18,956	786,729
Increase in accrued liabilities	28,429	30,325	66,665
Increase in reclamation bond	—	(318,154)	—
Increase in other assets	—	(11,983)	(13,520)

Net cash used in operating activities	(478,392)	(1,453,390)	(2,723,414)

Cash Flows from Investing Activities:
Increase in note receivable	—	(100,000)	—
Proceeds from sale of property, plant and equipment	—	—	35,000
Acquisition of property, plant and equipment	(4,120)	(340,773)	(717,736)

Net cash used in investing activities	(4,120)	(440,773)	(682,736)

Cash Flows From Financing Activities:
Advances received	—	—	405,733
Repayment of advances	—	(400,733)	(405,733)
Proceeds from notes from related parties	352,000	—	362,052
Repayment of advances from related party	—	—	(10,052)
Proceeds from note payable	—	—	100,000
Repayment of note payable	—	(100,000)	(100,000)
Net proceeds from issuance of common stock	—	3,007,343	3,058,494

Net cash provided by financing activities	352,000	2,506,610	3,410,494

(Decrease) increase in cash and cash equivalents	(130,512)	612,447	4,344

Cash and cash equivalents — Beginning of Period	134,856	22,046	—

Cash and cash equivalents — End of Period	$4,344	$634,493	$4,344

Supplemental Disclosures:
Interest paid	$15,783	$36,841	$71,586
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable for promissory note	$135,294	$—	$135,294
Issuance of common stock to satisfy accounts payable	$299,059	$—	$243,804
Issuance of common stock for prepaid expenses	$—	$—	$34,000
Purchase of property, plant and equipment included in accounts payable		$17,483	$17,483
Forgiveness of related party debt and accrued interest	$105,171		$105,171

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
From February 11, 2004 (Date of Inception) to May 31, 2009

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders’
	Common Stock		Common Stock		Paid in	Donated	Exploration	Equity
Number of Shares	Shares	Amount	Shares	Amount	Capital	Capital	Stage	(Deficit)

Balances — February 11, 2004 (Date of inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	—	—	2,500
Donated services and rent	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	51,350,000	2,500	—	—	—	4,500	(5,898)	1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	—	—	53,750
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	114,510,500	56,250	—	—	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	114,510,500	56,250	—	—	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	114,510,500	56,250	—	—	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $282,231)	11,386,180	11,386	—	—	2,990,858	—	—	3,002,244
Shares issued for services	9,829,440	9,829	—	—	859,910	—	—	869,739
Stock-based compensation — options	—	—	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	—	—	(3,721,021)	(3,721,021)

Balances — August 31, 2008	135,726,120	77,465	—	—	4,745,977	29,250	(4,098,579)	754,113
Shares issued for services (Note 7)	209,063,798	209,064	—	—	3,246,156	—	—	3,455,220
Issuance of common stock to satisfy accounts payable (Note 7)	15,672,509	15,672	—	—	283,387	—	—	299,059
Stock-based compensation — options (Note 7)	—	—	—	—	4,094	—	—	4,094
Stock issued to beneficial owners of Class A Common Stock (Note 7)	—	—	28,307,598	—	—	—	—	—
Forgiveness of related party debt and accrued interest (Note 4)					105,171			105,171
Net loss	—	—	—	—	—	—	(4,515,598)	(4,515,598)

Balances — May 31, 2009 (unaudited)	360,462,427	$302,201	28,307,598	$—	$8,384,785	$29,250	$(8,614,177)	$102,059

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Notes to the Unaudited Financial Statements
May 31, 2009
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

Going Concern and Management’s Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $1,450,252 at May 31, 2009, incurred net losses of $1,918,095 and $4,515,598 for the three and nine months ended May 31, 2009, respectively, and has incurred a deficit accumulated during the exploration stage of $8,614,177 for the period from February 11, 2004 (inception) through May 31, 2009. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

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

Considering the difficult U.S. and global economic conditions, along with the substantial stability problems in the capital and credit markets, there is a significant possibility that the Company will be unable to obtain financing to continue its operations.

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

Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at May 31, 2009 and the results of operations and cash flows of the Company for the three and nine months ended May 31, 2009 and 2008, respectively. Operating results for the three and nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2008.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the three months ended May 31, 2009, the Company issued Class B Common Stock, which are not publicly traded shares, share dividends equally with Class A Common Stock, are defined as participating securities under US Generally Accepted Accounting Principles, but have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three and nine months ended May 31, 2009 and 2008, the effect the conversion of outstanding options and warrants and Class B common shares would have been anti-dilutive.

The following table presents information regarding the potential dilutive securities for the periods presented, which were not included in diluted EPS:

	Three months	Three months	Nine months	Nine months
	ended May 31,	ended May 31,	ended May 31,	ended May 31,
	2009	2008	2009	2008
Stock options	—	1,516,666	—	1,516,666
Class B Common Stock	28,307,598	—	28,307,598	—
Class B warrants	28,307,598	—	28,307,598	—
Recent Accounting Pronouncements

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

To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

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

As of May 31, 2009, the Company had the following financial assets and liabilities which are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash	—	$318,154	—
The Company has no financial assets or liabilities measured at fair value using Level 1 or Level 3 inputs.

Effective September 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

3.	Property, Plant and Equipment

On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property bearing interest at 7% per year with interest only payable monthly for two years, with all unpaid principal due June 29, 2009. Subsequent to May 31, 2009, the due date on the mortgage was extended until June 29, 2010. In exchange for the extension, the Company agreed to pay 5% late charges on all delinquent principal payments, including interest payments that became due after July 10, 2009. In addition, the mortgage now accrues interest at a rate of 12% from August 29, 2008 until the mortgage is paid in full. Interest expense related to the Mill note for the three and nine months ended May 31, 2009 and 2008 was $11,375 and $34,125, respectively for both years.

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

Property, plant and equipment consist of the following as of May 31, 2009 and August 31, 2008:

	May 31,	August 31,
	2009	2008
Computer equipment	$2,118	$2,118
Vehicle	3,267	3,267
Mine and drilling equipment	116,379	116,379
Mobile mining equipment	143,796	140,585
Land and mill	1,567,176	1,566,267
	1,832,736	1,828,616
Less accumulated depreciation	(50,439)	(8,782)

	$1,782,297	$1,819,834

Depreciation expense was $13,885 and $41,657 for the three and nine months ended May 31, 2009, respectively and $65 and $87 for the three and nine months ended May 31, 2008, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the of the Company’s property, plant and equipment has not yet been placed in service.

4.	Notes payable — related parties

During the nine months ended May 31, 2009, the Company borrowed $72,500 and $279,500 from its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The Company subsequently entered into amended note agreements with its CEO to extend the due dates an additional six months from the original due dates. During the three months ended May 31, 2009, the Company’s CFO forgave certain notes and accrued interest which has been accounted for as a capital transaction resulting in an increase in equity of $105,171. During the three and nine months ended May 31, 2009, the Company recorded interest expense of $4,288 and $8,504 respectively, relating to the Notes. The notes outstanding at May 31, 2009 are due at varying times between July 12, 2009 and November 25, 2009.

5.	Promissory note payable

On October 2, 2008, the Company executed an unsecured promissory note with one of its vendors for services rendered totaling $135,294. The promissory note bears interest at 6.25% per annum and the principal and interest were due on December 19, 2008. The Company recorded interest expense of $2,131 and $5,584 for the three and nine months ended May 31, 2009. The promissory note is in default and the Company is currently negotiating a modification and amendment to the note. See Note 9 for additional details.

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

The Company did not make the cash payment of $100,000 on March 15, 2009. On March 16, 2009, the Company received a notice of default from the Optionor, Hennis and San Juan Corp. In accordance with the option agreement, the Company has 30 days within which to cure the default by making such payment. The Company did not cure the stated default within 30 days. See Note 9 for additional details.

Additionally, Hennis has made demand for the return of original drill core, maps, geological data, copies of these items, and certain equipment. Hennis is also asserting that the Company is required to provide a comprehensive report of all geological data, core samples, analyses and reports derived from the properties.

(iii)	cash payment of $200,000 within two years from the date of the option agreement, originally due on June 17, 2009, which was not made. See Note 9 for additional details.

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
The option agreement: (i) will terminate in the event the Company fails to make any of the payments required to maintain the option in good standing; and (ii) notwithstanding anything else in the option agreement, may be terminated by the Company within 18 (amended to 12), months from date of the option agreement by providing 10 days’ written notice to the Optionors. See Note 9 for additional details.

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
b)
The mining claims that are subject to the Company’s Option Agreement with Hennis and San Juan Corp. are subject to the following pre-existing royalties: (i) 3.0% net smelter return royalty on Gold King Mine, (ii) 2.5% net profits interest on Gold King Mine, (iii) 2.0% net smelter return royalty on the Mayflower Group, (iv) 2.5% net profits interest in the Mayflower Group, and (v) a 2% net smelter royalty on the Gold King Mine. The Company finalized an option agreement on December 19, 2007, with an unrelated party, whereby the Company paid $10,000 for the rights to acquire the royalties. The original expiration date of the option was November 21, 2008. However, the expiration was extended until June 21, 2009. The Company did not exercise the option agreement on June 21, 2009. The Company and the unrelated party are discussing a further extension of the option agreement to acquire the royalties; however, as of the date of this report, no further extension has been reached.

7.	Stockholder’s Equity

Common shares

On February 20, 2009 the Company effected a reclassification and exchange of its common stock to Class A Common Stock on a 1 for 1 basis, obtained a new CUSIP number (19647Y302), and began trading under the symbol CGFIA.

Also in February 2009, the Company authorized a new series of common stock entitled Class B Common Stock with no par value. Class B Common Stock is not convertible, has no preference over Class A Common Stock and shares equally in dividends with Class A Common Stock. The total number of authorized Class B Common Stock is 500,000,000 shares and each share of Class B common stock is entitled to two votes.

On February 27, 2009 the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance at an exercise price of $.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Series A common stockholders to receive Class B Securities, certain conditions must be met. As of May 31, 2009, 28,307,598 (out of a potential of 40,920,837) Class B Securities have been issued. The pay date of any future issuances of Class B Securities is uncertain.
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
During the nine months ended May 31, 2009, the Company issued 975,000 shares of restricted Class A Common Stock to a consultant for corporate communications services valued at $0.02 to $0.04 per share ($0.03 to $0.05 per share, pre-stock split, the quoted market prices at the dates of the respective stock grants) and an additional 1,250,000 shares of its restricted stock valued at $0.0175 to $0.02 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $51,250 being recorded as expense. Also during the nine months ended May 31, 2009, the Company issued 50,000,000 shares of restricted Class A Common Stock to employees, directors and consultants valued at $.0133 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $665,000 being recorded as expense.
In February 2008, the Company approved the 2008 Stock Incentive Plan (“2008 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company. The 2008 Plan provides that awards may be granted for up to 12,480,000 shares of the Company’s common shares.
Pursuant to the 2008 Plan the Company issued 4,579,770 shares of its Class A Common Stock to employees, directors and consultants for services rendered during the nine months ended May 31, 2009. The common shares were valued based upon the quoted market price on the date of the respective stock grants, which ranged from $0.02 to $0.08 per share ($0.03 to $0.11 per share, pre-stock split). The total grant date fair value of these shares was $224,250, of which $55,250 was expensed upon issue. Of the 12,412,270 common shares issued under the 2008 Plan as of May 31, 2009, 3,809,000 common shares, valued at $278,200, have vesting requirements and are being amortized and recorded to expense over the requisite service period, which is six to eighteen months. During the nine months ended May 31, 2009, the Company recorded expense of $154,200 related to the 3,809,000 shares.
In September 2008, the Company approved the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan (“2008 Consultants Plan”) whereby the Company may grant up to 65,000,000 shares of the Company’s stock in exchange for services rendered to the Company. In January 2009 and again in March 2009, the Company authorized an additional 50,000,000 shares under the 2008 Consultants Plan. During the nine months ended May 31, 2009, the Company has issued 146,695,586 shares of its Class A Common Stock under the 2008 Consultants Plan for services rendered by various consultants valued at $0.0091 to $0.08 per share ($0.03 to $0.11 per share, pre-stock split, the quoted market prices at the dates of the respective stock grants), which resulted in $2,515,369 being recorded as expense.
In November 2008, the Company approved the 2008 Employee and Director Stock Compensation Plan (“2008 Employee Plan”), whereby the Company may grant up to 46,800,000 shares of the Company’s stock in exchange for services rendered to the Company. In January 2009, the Company authorized an additional 39,000,000 shares under the 2008 Employee Plan. During the nine months ended May 31, 2009, 21,235,950 shares of Class A Common Stock were issued to employees for services valued at $313,211.

Stock options
The Company recorded compensation expense related to stock options for the three and nine months ended May 31, 2009 of zero and $4,094, respectively, and $38,410 and $900,747 for the three and nine months ended May 31, 2008, respectively. As of May 31, 2009, the Company had no unrecognized compensation cost related to stock options. During the nine months ended May 31, 2009, the Company did not grant options to purchase the Company’s Class A Common Stock, 600,000 options were cancelled and 650,000 options were forfeited. No options are currently outstanding under the 2008 Plan.
A summary of option activity under the 2008 Plan for the nine months ended May 31, 2009 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at September 1, 2008	1,250,000	$0.50
Granted	—	—
Forfeited	(650,000)	0.32
Cancelled	(600,000)	0.70
Outstanding at May 31, 2009	—	$—	—	$—

Exercisable at May 31, 2009	—	$—	—	$—

The following table presents information relating to nonvested stock options as of May 31, 2009:

		Weighted Average Grant-Date
	Shares	Fair Value
Nonvested at September 1, 2008	500,000	$0.13
Granted	—	—
Vested	(125,000)	(0.13)
Forfeited	(375,000)	(0.13)

Nonvested at May 31, 2009	—	$—

8.	Related Party Transactions
a)
For the three and nine months ended May 31, 2008, the Company recognized zero and $41,540, respectively, for mineral property and exploration costs that were incurred directly or from a company partially owned by a former officer and director of the Company. For the three and nine months ended May 31, 2009, the Company recognized zero and $6,000, respectively, for mineral property and exploration costs that were incurred from a company owned by a former president of the Company. For the three and nine months ended May 31, 2008, the Company recognized zero and $26,611, respectively, for mineral property and exploration costs and general and administrative costs that were incurred from a company owned by a former president of the Company.

b)
Accounts payable and accrued liabilities at May 31, 2009 and August 31, 2008, include $39,167 and $24,258, respectively, due to affiliated companies for mineral property and exploration costs and general and administrative costs.

9.	Litigation
The Company is involved in the following legal proceedings.
On March 2, 2009 the Company’s former legal counsel, filed a Complaint in District Court, Denver, Colorado, claiming breach of contract of the promissory note executed by the Company October 2, 2008 (Note 5). The Company disputes the breach. The Complaint has been answered, the parties have exchanged basic discovery information, and a trial date has been set for September 18, 2009. The ultimate outcome of the litigation is uncertain.
On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement (Note 6a), and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 50,000,000 shares of Class A Common Stock held by Hennis. Company counsel advises that the Hennis complaint is barred due to Hennis’s affiliate and control person status and moreover is filed in bad faith, since among other things, on June 17, 2008 as President and CEO of the Company, Hennis elected not to pay the option fee then due. The Company received a written settlement offer from Mr. Hennis two days after the Company was served on April 8, 2009. A counter-claim with jury demand has been filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest. No trial date has been set. At this early stage, the outcome of the litigation is not certain; however, it does appear that the Company has legitimate defenses to mitigate damages, if any exist. Even though the Company has valid claims against Mr. Hennis, the Company continues to pursue settlement. The Company intends and is confident that a mutually acceptable settlement will be reached in the near future. However, the ultimate outcome of the proceeding is uncertain.
10.	Commitments and contingencies
On July 1, 2008, the Company entered into a twelve month executive employment agreement with its CFO. Under the terms of the Agreement, the CFO will receive a salary of $12,500 per month for the first six months, after which the compensation may be adjusted if deemed necessary. The CFO is also entitled to one month’s salary if terminated by the Company for convenience and one month’s salary for each year of service if terminated due to a change of control. This agreement expired on July 1, 2009, and as of the date of this report, a new employment agreement has not been entered into.
11.	Subsequent Events
Subsequent to May 31, 2009, (through July 9, 2009), the Company has issued 39,896,200 shares of its Class A Common Stock to employees and consultants for services valued at approximately $273,660 under the various stock compensation plans of the Company and has issued 7,202,107 shares of Class B Common Stock.
On June 22, 2009, the Company authorized an increase of 100,000,000 shares under the 2008 Consultants Compensation Plan.

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
This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and nine months ended May 31, 2009, as well as our future results. It consists of the following subsections:
•
“Introduction and Plan of Operation,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2009;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;
•	“Results of Operations and Comparison,” which sets forth an analysis and comparison of the three and nine months ended May 31, 2009 compared to the three and nine months ended May 31, 2008.
•
“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our financial statements and/or because they require difficult, subjective or complex judgments by our management;

•	“Recent Accounting Pronouncements and Developments,” which summarizes recently published authoritative accounting guidance, how it might apply to us, and how it might affect our future results.

Introduction and Plan of Operation
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three and nine months ended May 31, 2009 and compares those results to the three and nine months ended May 31, 2008.
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
Our financial statements included in this report have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. We had a working capital deficit of $1,450,252 at May 31, 2009, incurred a net loss of $1,918,095 and $4,515,598 for the three and nine months ended May 31, 2009, respectively, and have incurred a deficit accumulated during the exploration stage of $8,614,177 for the period from February 11, 2004 (inception) through May 31, 2009. Accordingly, we have not generated cash flow from operations and have primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from our possible inability to continue as a going concern.

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
As of May 31, 2009, we had cash and cash equivalents of approximately $4,000, other current assets of approximately $11,000 and current liabilities of approximately $1,465,000. We used cash and cash equivalents of $478,000 in operating activities for the nine months ended May 31, 2009. Investing activities for the nine months ended May 31, 2009 consisted of the purchase of property, plant and equipment of $4,000. Financing activities for the nine months ended May 31, 2009 included cash proceeds of $352,000 from the issuance of notes payable from related parties.
Contractual Obligations
The table below summarizes contractual obligations as of May 31, 2009 due in the future.

		Less than 1
Contractual Obligations	Total	Year	2 and 3	4 and 5
Principal payment on Pride of the West Mill(1)	$650,000	$650,000
Principal and accrued interest on notes payable — related parties(2)	255,333	255,333
Principal and accrued interest on promissory note(3)	140,878	140,878

(1)	This amount is due on June 29, 2010, along with any unpaid interest. The note is secured by the Mill; thus, a default on this obligation could result in foreclosure on our Mill.

(2)	This amount consists of loans from our chief executive officer and chief financial officer. See Note 4 of the Notes to the Unaudited Financial Statements.

(3)	The promissory note is payable to the Company’s former law firm, Jackson Kelly, PLLC. See Note 5 and Note 9 of Notes to the Financial Statements for additional information.

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

(1)
If we fail to resolve the dispute regarding the Option Agreement with San Juan Corp., (see Note 6 and Note 9 of the Notes to the Financial Statements), our only remaining fixed asset would be the Pride of the West Mill, which is subject to a $650,000 Deed of Trust in favor of Tusco, Inc.

The Company did not make the cash payment of $100,000 on March 15, 2009. On March 16, 2009, the Company received a Notice of Default from the Optionor, Todd C. Hennis and San Juan Corp. Additionally, we did not make a $200,000 payment originally due on June 17, 2009.

Additionally, Mr. Hennis has made demand for the return of original drill core, maps, geological data, copies of the same items, and certain equipment. Mr. Hennis asserts that Colorado Goldfields Inc. is required to provide to him a comprehensive report of all geological data, core samples, analyses and reports derived from the properties. The Company is seeking a compromised settlement with Mr. Hennis.

(2)
The original expiration date of the option was November 21, 2008. However, the expiration was extended until June 21, 2009. The Company did not exercise the option agreement on June 21, 2009. The Company and the unrelated party are discussing a further extension of the option agreement to acquire the royalties; however a definitive agreement has not yet been reached. Should we be unable to re-negotiate an economically acceptable Option Contract to purchase the legacy royalties described in Note 6(b) of the Notes to the Financial Statements, then those royalties would remain payable to the royalty holder and would reduce our ultimate profitability.

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
In February 2009, we initiated the issuance of restricted Class B Securities. Class B Common Stock is not convertible, has no preference over Class A Common Stock and shares equally in dividends with Class A Common Stock. The total number of authorized Class B Common Stock is 500,000,000 shares and each share of Class B common stock is entitled to two votes. The effective date of the action was February 27, 2009. Accordingly, the following instruction letter was issued to beneficial owners of our Class A Common Stock through the Depository Trust Clearing Corporation.
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
The issuance process is still in progress, as of May 31, 2009 we had issued 28,307,598 Class B restricted common shares and Class B restricted warrants to 2,148 properly presented beneficial owners. As of July 9, 2009, we have issued 35,509,705 Class B restricted common shares and Class B restricted warrants to 3,119 properly presented beneficial owners.
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
On July 7, 2009, we announced a milestone completion, which moves the Pride of the West Mill closer to production.
Along with the Company’s operations team and crew, Silverton-based contractor, Maisel Excavating, LLC conducted a redistribution of 19,000 tons of waste rock to other approved areas on the property. This will clear the way for the delivery of new ore. This material is abandoned stockpile which included approximately 12,000 tons of dump material from the Red Mountain Mining District. This material was received by a previous operator as part of a clean up program involving several entities including the EPA, Colorado Division of Minerals and Geology, and the Animas River Stakeholders group. The removal of all this material to the tailing pond is a part of the reclamation plan approved by the Colorado Division of Reclamation and Mining Safety (“DRMS”). The earth moving equipment involved in this phase of the Mill reactivation program includes dump trucks, an excavator, D6 dozer and Colorado Goldfields’ 5 cubic yard LH (Load Haul Dump). The LHD is normally an underground machine but is perfectly adapted to the short hauls involved in this operation.
In accordance with the reclamation plan, a lift of inert rock was placed in the tailings pond adjacent to a sand berm. A portion of the rock lift was in an area of wet slimes. In this area the rock was placed on a geotextile fabric to prevent the rock from being pushed into the slime. This is a technique of construction which was first implemented in the construction of roads, air fields, and helipads in the jungles of Southeast Asia during the 1960s. Above the rock fill, a layer of high clay content material was placed to reduce any transfer of fluids from above or below the waste material fill.

On top of this barrier level, sand from the leached out portion of the upper tailings pond was placed to a level higher than the existing lined pond adjacent to the disposal area. Moving the sand entailed the relocation of an additional 2500-3000 cubic yards of material. The dump rock is then placed on the sand to a level close to the level of the top of the berm. The finished disposal area will be covered with bank run inert material or screened material from the same source. This will be graded such as to allow all water to run off onto the lower tailings pond.
Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008
For the three months ended May 31, 2009, we incurred a net loss of approximately $1,918,000 compared to a net loss of approximately $439,000 for the three months ended May 31, 2008.
General and administrative costs were $1,732,000 and $317,000 for the three months ended May 31, 2009 and 2008, respectively, an increase of $1,415,000 primarily due to an increase in consulting services, stock based compensation and website design and maintenance costs. The Company incurred consulting expense of $546,000 during the three months ended May 31, 2009 compared to $15,000 during the same period in fiscal year 2008. The increase is due to expenses related to capital structure analysis, technology improvements, and increasing shareholder value through extensive corporate communications. Stock based compensation increased $682,000 from $38,000 for the three months ended May 31, 2008 to $720,000 for the three months ended May 31, 2009. During the three months ended May 31, 2009 the Company approved the issuance of 50,000,000 Class A common shares to key employees, directors and consultants which resulted in the recognition of $665,000 in stock based compensation. Website design and maintenance costs increased to $224,000 from $400 for the three months ended May 31, 2009 and 2008, respectively, due to the hiring of independent consultants to re-design the Company’s website.
For the three months ended May 31, 2009 and 2008, mineral property and exploration costs were $90,000 and $15,000, respectively. The increase during the three months ended May 31, 2009 is due to accretion of $10,000 related to the asset retirement obligation of the Company, $64,000 of consulting services regarding the exploration properties and best use of the surrounding land and $20,000 of geological consulting.
Professional fees were $77,000 and $101,000 for the three months ended May 31, 2009 and 2008, respectively. The decrease for the three months ended May 31, 2009 is due to lower legal securities related fees due to the fact that during the three months ended May 31, 2008, the Company incurred over $24,000 related to the Company’s S-8 and S-1 registrations, $16,000 in financing issues and $5,000 regarding a potential acquisition. The Company did not incur similar expenses during the three months ended May 31, 2009 but did incur cost relating the litigation relating to the Company’s former CEO and other securities matters.
Interest expense was $19,000 and $11,000 for the three months ended May 31, 2009 and 2008, respectively. For both periods the Company incurred interest expense related to the mortgage on the Pride of the West Mill, which was purchased in June 2007. The Company also incurred interest expense on its notes payable and promissory notes payable during the three months ended May 31, 2009.
Nine Months Ended May 31, 2009 Compared to the Nine Months Ended May 31, 2008
For the nine months ended May 31, 2009 and 2008, we incurred a net loss of approximately $4,516,000 and approximately $1,944,000, respectively.
General and administrative costs were $3,784,000 and $1,372,000 for the nine months ended May 31, 2009 and 2008, respectively, an increase of $2,412,000 primarily due to increases in consulting services, employee related expenses and website design. The Company incurred consulting expense of $1,892,000 during the nine months ended May 31, 2009 compared to $15,000 during the same period in fiscal year 2008. The increase is due to expenses related to capital structure analysis, technology improvements, and increasing shareholder value through extensive corporate communications. Salary and related payroll tax expense was $451,000 and $182,000 for the nine months ended May 31, 2009 and 2008, respectively. The increase in salary and payroll tax expense is due to the Company having three employees during the majority of the nine months ended May 31, 2009 and the issuance of $163,000 in stock based bonuses to the Company’s Chief Financial Officer. Website design and maintenance costs increased to $224,000 from $2,000 for the nine months ended May 31, 2009 and 2008, respectively, due to the hiring of consultants to re-design the Company’s website during April 2009.

For the nine months ended May 31, 2009 and 2008, mineral property and exploration costs were $500,000 and $200,000, respectively. The increase during the nine months ended May 31, 2009 is due to the completion of an extensive drilling program on the Gold King property, which commenced during the summer of 2008 and concluded during the fall of 2008, compared to the completion of a small drill program during the same period in the prior year.
Professional fees were $197,000 and $347,000 for the nine months ended May 31, 2009 and 2008, respectively. The decrease for the nine months ended May 31, 2009 is due to lower legal fees. Legal fees were lower due to the fact that during the nine months ended May 31, 2008, the Company incurred over $84,000 related to the Company’s SB-2 registration and subsequent amendment, $60,000 related to the Company’s August 31, 2007 Form 10-KSB filing, $24,000 in S-1 and S-8 registrations and $18,000 in environmental compliance issues. The Company was able to reduce its legal fees during the nine months ended May 31, 2009 due to the absence of the SB-2 registration and more efficiency in all other regulatory filings.
Interest expense was $51,000 and $37,000 for the nine months ended May 31, 2009 and 2008, respectively. For both periods the Company incurred interest expense related to the mortgage on the Pride of the West Mill, which was purchased in June 2007. The Company also incurred interest expense on its notes payable and promissory notes payable of $6,000 and $8,000, respectively for the nine months ended May 31, 2009.
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
To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value into three levels as follows:
Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;
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
As of May 31, 2009, the Company had the following financial assets and liabilities which are measured at fair value:

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
Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of May 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2009 as a result of the material weakness in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2008.
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
On March 2, 2009 our former legal counsel, filed a Complaint in District Court, Denver, Colorado, claiming breach of contract of the promissory note executed by the Company October 2, 2008 (Note 5). The Company disputes the breach. The Complaint has been answered, the parties have exchanged basic discovery information in accordance with Rule C.R.C.P. 26(a), and a trial date has been set for September 18, 2009. The ultimate outcome of the litigation is uncertain.
On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement (Note 6a), and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 50,000,000 shares of Class A Common Stock held by Hennis. Our counsel advises that the Hennis complaint is barred due to Hennis’s affiliate and control person status and moreover is filed in bad faith, since among other things, on June 17, 2008 as President and CEO of the Company, Hennis elected not to pay the option fee then due. We received a written settlement offer from Mr. Hennis two days after the Company was served on April 8, 2009. A Counter-claim with jury demand has been filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest. No trial date has been set. At this early stage, the outcome of the litigation is not certain; however, it does appear that we have legitimate defenses to mitigate damages, if any exist. Even though we have valid claims as against Mr. Hennis, we continue to pursue settlement. We intend and are confident that a mutually acceptable settlement will be reached in the near future. However, the ultimate outcome of the proceeding is uncertain.

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

Exhibit
Number	Description

10.14	2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 17, 2008 and incorporated herein by reference.

10.15	2008 Employee and Director Stock Compensation Plan. Filed as exhibit 10.1 to Form 8-K filed on November 14, 2008 and incorporated herein by reference.

10.16	Employment Agreement: Lee R. Rice dated September 10, 2008. Filed as Exhibit 10.1 to Form 8-K filed December 17, 2008, and incorporated herein by reference.

10.17	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.18	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.19	Form RW filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

10.20	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on April 3, 2009 and incorporated herein by reference.

10.21	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on June 26, 2009 and incorporated herein by reference.

14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Goldfields Inc.
By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer
10 July 2009

CERTIFICATIONS