Form 10-K
period 2009-08-31
COLORADO GOLDFIELDS INC.
filed 2009-11-18
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51718
COLORADO GOLDFIELDS INC.
(Name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0716175 (I.R.S. Employer Identification No.)

10920 West Alameda Avenue, Suite 207 Lakewood, CO (Address of principal executive offices)	80226 (Zip Code)
(303) 984-5324
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $0.001 par value
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Class A common stock of the registrant held by non-affiliates as of February 27, 2009 the last business day of the registrant’s most recently completed second fiscal quarter based on the closing sale price of the registrant’s Class A common stock on that date as reported on the Over the Counter Bulletin Board was $2,786,512.

Class	Shares Outstanding at November 17, 2009

Class A Common Stock, $0.001 Par Value	906,352,627
Class B Common Stock (Restricted), No Par Value	40,594,954
DOCUMENTS INCORPORATED BY REFERENCE
None.

iii

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
Available Information
Colorado Goldfields maintains an internet website at www.cologold.com. Colorado Goldfields makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K and Form 10-KSB, Quarterly Reports on Form 10-Q and Form 10-QSB, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Colorado Goldfields’ Code of Business Ethics and Conduct are available on the web site at
www.cologold.com/uploads/code_of_Business_Conduct_Ethics.pdf.
Any of the foregoing information is available in print to any stockholder who requests it by contacting Colorado Goldfields’ Investor Relations Department at 866-579-9444.

Item 1.	Business
Background
Colorado Goldfields Inc. (“we,” “us,” or the “Company”) is a mining exploration stage company engaged in the acquisition and exploration of mineral properties, primarily for gold, silver, zinc, copper and lead, and the milling and processing of ore from both owned and non-owned mining properties.
We hold 1) leases with an option to purchase and 2) an option to acquire up to an 80% undivided interest in certain properties located in San Juan County, Colorado. The lease with an option to purchase properties consist of the Brooklyn Mine, and the King Solomon Mine. The option to acquire up to an 80% undivided interest consist of the Gold King and Mogul Mine properties, and a 70% undivided interest in 19 patented mining claims in the Mayflower Mine, (“San Juan Properties”). We refer to these properties collectively as “the CGFI Properties” throughout this Report. We are presently in the exploration stage at the CGFI Properties. We have not generated revenue from mining operations.
The lease with an option to purchase the Brooklyn Mine, entered into on September 30, 2009, included the issuance of 75,000,000 restricted shares of Class A common stock in Colorado Goldfields. The shares are restricted in a lock up provision for a period of 3 years during which no sales or other conveyances may be undertaken. A work commitment averaging $200,000 per year, and a 5% Net Smelter Royalty are also included in this lease/option. The lease automatically renews in 2012 so long as ores, minerals, or metals are being produced or sold.
The Brooklyn Mine consists of approximately 600 acres of patented and unpatented claims located along the historic Brooklyn Mine and associated structures. Since its discovery around 1900, the Brooklyn Mine has consistently produced exceptionally high-grade gold ore. See our Form 8-K filed on October 6, 2009 for the complete Agreement.
The lease with an option to purchase the King Solomon Mine included the issuance of 50,000,000 restricted shares of Class A common stock in Colorado Goldfields. The shares are restricted in a lock up provision for a period of 3 years during which no sales or other conveyances may be undertaken. A work commitment of $50,000 per year, and a 3.5% Net Smelter Royalty are also included in the lease/option. The lease automatically renews in 2012 so long as ores, minerals, or metals are being produced or sold.
The King Solomon Mine is located on the southern flank of King Solomon Mountain, just a few hundred yards up the mountain from the first discovery of gold in the San Juan Mountains in Little Giant Basin. Opened in 1876, the mine was in production until 1883. See our Form 8-K filed on September 23, 2009 for the complete Agreement.
We were organized under the laws of the State of Nevada on February 11, 2004 under the name Garpa Resources Inc. On June 18, 2007, we changed our name to Colorado Goldfields Inc.
Our principal executive offices are located at 10920 West Alameda Avenue, Suite 207, Lakewood, Colorado, 80226 and our telephone number is (303) 984-5324. Our common stock is quoted on the OTC Bulletin Board System under the symbol “CGFIA.”

Our Business
As an exploration stage mining company, our activities are currently focused on exploration, geological evaluation and feasibility studies for gold and other metals and, where warranted, efforts to develop and construct mining and processing facilities. We may enter into joint ventures, partnerships or other arrangements to accomplish these activities. Additionally, we acquired the Pride of the West Mill located in Howardsville, Colorado in June 2007. The mill is currently not operational. We hope to address the issues, which are more fully described in “Exploration Costs and Plans,” with the mill in 2009-2010 and bring the mill to operating standards.
From time to time, we may also consider the acquisition of other mining companies or their mining properties.
Recent Events
In September 2009, we entered into two “Lease with an Option Purchase” agreements for 1) The Brooklyn Mine, 2) The King Solomon Mine. See “Item 2. Properties” for additional information.
In October 2009, we executed a non-binding Letter of Intent to purchase all the mining assets of Gemini Explorations Inc. (GMXS.OB) in exchange for 100 million restricted Class A common shares of Colorado Goldfields Inc. Among the properties this transaction would bring into Colorado Goldfields is the Los Chorros. This property is located in the municipality of Zaragoza in the department of Antiochia, Colombia. It lies in the El Bagre — Zaragoza mining district in the midst of Colombia’s most prolific gold producing region. This area has been the site of extensive placer mining for several decades along the Nechi River at the western foot of the Serrania de San Lucas. Exploration of the lode gold source areas of these placers in the vein deposits of these upland areas has resulted in a number of recent discoveries presently being developed into producing mines.
Artisanal miners have been working on the Los Chorros concession and have exposed some of the gold-bearing veins. Bonanza grades of 250 grams/tonne (7.2 oz./ton), a value of $7,300 per ton have been reported. Prospective grades of 15 to 20 grams/tonne (0.4 to 0.6 oz./ton), a value of $430 per ton, are the primary target on the property in work conducted by Gemini Explorations. The acquisition is subject to mutual due diligence. The due diligence period extends to November 30, 2009.
In November 2009, we reached a joint stipulation with the Division of Reclamation Mining and safety regarding the status, re-activation, and reclamation of the Pride of the West Mill. The joint stipulation allows us to amend the current permit and include procedures for commencing “toll” or “Custom” milling. The permit amendment process may take from 4 to 6 months.
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
The primary body of law that affects the Company’s operations in Colorado is the Mineral Rules And Regulations Of The Colorado Mined Land Reclamation Board For Hard Rock, Metal And Designated Mining Operations, first Promulgated May, 1977 Amended June-December, 1977; March-July, 1978; July-August, 1979; May, 1980; April, 1981; February-April, 1982; April, 1983; October, 1983; June, 1985; March, 1987; December, 1987; October, 1988; November, 1990; September, 1991; March, 1993; April, 1994; January, 1995; October, 1995; April, 1999, January, 2000; August, 2001;June 2005, and August 2006.
And, Title 34 Mineral Resources Article 32, Colorado Mined Land Reclamation Act. Of the Colorado Revised Statutes. The complete and current Rules may be retrieved from the Internet at:
http://mining.state.co.us/Rules%20and%20Regs.htm.
Environmental Laws. Mining activities at the Company’s properties are also subject to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, CERCLA (as defined below), the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain Colorado state laws governing the discharge of pollutants and the use and discharge of water. Various permits from federal and state agencies are required under many of these laws. Local laws and ordinances may also apply to such activities as construction of facilities, land use, waste disposal, road use and noise levels.
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
Under the federal Clean Water Act and the delegated Colorado water-quality program, point-source discharges into Waters of the State are regulated by the National Pollution Discharge Elimination System (NPDES) program. Stormwater discharges also are regulated and permitted under that statute. In Item 2, we provide more detailed discussions regarding Colorado’s positions on requirements for discharge permits and stormwater permits for Gold King Mine. Similar issues could arise for the other mines. Section 404 of the Clean Water Act regulates the discharge of dredge and fill material into Waters of the United States, including wetlands. All of those programs may impose permitting and other requirements on our operations.
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
Employees
There were three people employed by Colorado Goldfields as of August 31, 2009. On September 9, 2008, Todd C. Hennis resigned his positions as our Chief Executive Officer and Director for personal reasons. As of the same date, the remaining members of our Board of Directors elected Lee R. Rice to act as interim Chief Executive Officer. Effective September 10, 2008, Mr. Rice entered into an Executive Employment Agreement with the Company, which is more fully described in Item 11 Executive Compensation. Mr. Rice has been one of our Directors since July 31, 2008.
Office Facilities
Due to frequent travel, our executive staff generally offices remotely from the corporate offices in Lakewood, Colorado and we do not pay rent for the Lakewood facility. We also have an office at our Pride of the West Mill in Howardsville, Colorado in San Juan County. We believe these arrangements are and will be adequate for our needs for the foreseeable future.

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
Since our inception in 2004, we have had nominal operations and incurred operating losses. As of August 31, 2009, our accumulated deficit since inception was approximately $9.4 million. We have substantial current obligations and at August 31, 2009, we had $1.3 million of current liabilities as compared to only $0.26 million of current assets. Since August 31, 2008, we have been unable to raise any additional capital, and as of November 18, 2009 we had minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay these obligations, and we have been meeting many of our obligations through the issuance of our Class A common stock to our employees, consultants and advisors as payment for the goods and services.
Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial problems in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.
As we are in the beginning stages of our exploration activities on the CGFI Properties, we expect to incur additional losses in the foreseeable future, and such losses may continue to be significant. To become profitable, we must be successful in raising capital to continue with our exploration activities and meet the requirements to exercise our options on the CGFI Properties, discover economically feasible mineralization deposits and establish reserves, successfully develop the properties and finally realize adequate prices on our minerals in the marketplace. It could be years before we receive any revenues from gold and mineral production, if ever. Thus, we may never be profitable.
These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended August 31, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Please see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for further information.
Our only interest relating to mining properties is the lease or option to acquire various mining claims, the feasibility of which has not been established as we have not completed exploration or other work necessary to determine if it is commercially feasible to acquire and develop the property.
We are currently a mining exploration stage company. Our only mining assets are related to leases with options to purchase and an option to acquire up to an 80% interest in certain mining claims in San Juan County, Colorado. Additionally, in June 2007 we acquired the Pride of the West Mill, which is currently under a cease and desist order from the Colorado Division of Reclamation, Mining and Safety which prohibits operation until certain deficiencies are corrected. See “Item 2. Business and Properties” of this Report for more information regarding our mining assets.

The CGFI Properties do not have any proven or probable reserves. A “reserve,” as defined by the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to the CGFI Properties. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on the CGFI Properties.
In order to keep the option on the San Juan Properties in good standing, the owners of the properties were to receive a $100,000 fee by March 15, 2009. That payment was not made. On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement. The option on the San Juan Properties is the subject of litigation now pending in U.S. District Court, San Juan County, Colorado. See “Item 3 Legal Proceedings” for additional details.
In June 2007, we acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. We paid the seller cash of $250,677 and the remaining $650,000 was financed by the seller. The seller’s loan is secured by the property bearing interest at 12% per year, with all unpaid principal and interest due June 29, 2010. We will be required to obtain debt or equity financing from external sources in order to fund payment on the mortgage. In addition, as the Mill is currently inactive and under a cease and desist order issued by the Colorado Division of Reclamation, Mining and Safety due to operational deficiencies, we will require further funds to cure the deficiencies and bring the Mill back into active status. See “Item 2. Properties” of this Report for more information regarding our mining and milling assets.
Furthermore, we cannot generate any income from the Mill until such time as we (i) cure the deficiencies contained in the cease and desist order, (ii) obtain approval from the State of Colorado Mined Land Reclamation Board of a comprehensive permit amendment, and (iii) refurbish it to operational status. Please see “Item 2 — Properties — Pride of the West Mill” and “ Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information.
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
Under our lease with an option to purchase the Brooklyn Mine we are required to expend an average of $200,000 per year in the form of a work commitment.
Under our lease with an option to purchase the King Solomon Mine we are required to expend $50,000 in the form of a work commitment.

Under our Option Agreement with Mr. Hennis and San Juan Corp. (the “Optionors”), which is the subject of current litigation, we are required to expend $6,000,000 on the San Juan Properties in order to earn a 40% undivided ownership interest in the San Juan Properties. Additionally, we can earn two separate 20% ownership interests, for a total ownership interest of 80%, by expending $3,500,000 on the San Juan Properties and issuing to the Optionors 13,000,000 shares of our common stock for each 20% tranche. As of August 31, 2009, we had expended approximately $2,763,000, subject to a contingent hold-back reserve of $715,000, towards the earn-in requirements of the Option Agreement. All expenditures are subject to final audit prior to executing each ownership transfer. The Company and the optionors are establishing protocols for certain equipment and other expense treatment for purposes of the earn-in agreement. The classification of certain expenses, especially relating to the reclamation bond and other potential expenditures, remain unresolved. The final earn-in expenditure may be reduced after resolution of these issues. The properties owned by Hennis and San Juan Corp. (the “Optionors”), are the subject of pending litigation. The ultimate outcome of the litigation and our related rights to these properties is uncertain.
In November 2007, we raised approximately $3,284,500 pursuant to a private placement of securities, and as of August 31, 2009, we had expended all of the funds acquired in the private placement except approximately $318,000 placed in a CD as collateral to a letter of credit that satisfies the financial warranty requirement of the State of Colorado pursuant the permit to operate the Pride of the West Mill. Thus, we will be required to raise significantly more capital in order to develop the CGFI Properties for mining production assuming that economically viable reserves exist. There is no assurance that our investments in the CGFI Properties will be financially productive. Our ability to obtain necessary funding depends upon a number of factors, including the price of gold and other base metals and minerals which we are able to mine, the status of the national and worldwide economy and the availability of funds in the capital markets. If we are unable to obtain the required financing in the near future for these or other purposes, our exploration activities would be delayed or indefinitely postponed, we would likely lose our lease/options and option to acquire an ownership interest in the CGFI Properties and this would likely, eventually, lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds to continue our exploration and feasibility work on the Brooklyn, King Solomon and San Juan Properties, or if commercially viable reserves are not present, the market value of our securities will likely decline, and our investors may lose some or all of their investment.
Historical production of gold at the Brooklyn, King Solomon, and San Juan Properties may not be indicative of the potential for future development or revenue.
Historical production of gold and other metals and minerals from the mines encompassed under our Lease/Options and Option Agreement cannot be relied upon as an indication that the CGFI Properties will have commercially feasible reserves. Investors in our securities should not rely on historical operations of the CGFI Properties as an indication that we will be able to place our Properties into commercial production again. We expect to incur losses unless and until such time as our properties enter into commercial production and generate sufficient revenue to fund our continuing operations.
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
Reclamation obligations on the Brooklyn, King Solomon, San Juan Properties and our Mill could require significant additional expenditures.
We are responsible for the reclamation obligations related to any exploratory and mining activities located on the Brooklyn, King Solomon, and San Juan Properties. Since we have only begun exploration activities, we cannot estimate these costs at this time. In November 2007, the Colorado Division of Reclamation, Mining and Safety transferred the mill permit into our name, and we delivered to the Division a reclamation bond in the amount of $318,154. We have currently estimated the total reclamation costs on the Mill at $571,500 and have recorded a liability in this amount as of August 31, 2009. There is a risk that the Mill reclamation costs may exceed our current estimate, and such excess could be significant. The satisfaction of current and future bonding requirements and reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further that increases to our bonding requirements or excessive actual reclamation costs will negatively affect our financial position and results of operation.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of our property.
Our ability to explore and mine the leased and optioned properties depends on the validity of title to that property. The CGFI Properties, which are subject to our Lease/Options and Option Agreements, consist of patented and unpatented mining claims. Unpatented mining claims are effectively only a lease from the federal government to extract minerals; thus an unpatented mining claim is subject to contest by third parties or the federal government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our leased properties or the San Juan Properties we have under option. Thus, there may be challenges to the title to the properties which, if successful, could impair development and/or operations.
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
Environmental and other legal standards imposed by federal, state or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for non-compliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist on the CGFI Properties, or we may acquire properties in the future that have unknown environmental issues caused by previous owners or operators, or that may have occurred naturally.
The CGFI Properties are subject to royalties on production.
As part of the Lease/Options for the Brooklyn and King Solomon Mines, the Company granted Net Smelter Royalties of 5% and 3.5% respectively. In addition, historical royalties may be asserted by third-parties which are currently unknown to us.
The mining claims that are subject to our Option Agreement with Todd C. Hennis and San Juan Corp. (which are the subject of current litigation), are subject to the following royalties: (i) 3.0% net smelter return royalty on Gold King Mine, (ii) 2.5% net profits interest on Gold King Mine, (iii) 2.0% net smelter return royalty on the Mayflower Group, (iv) 2.5% net profits interest in the Mayflower Group, and (v) a 2% net smelter royalty on the Gold King Mine. If we acquire an ownership interest in the San Juan Properties by exercise of our Option Agreement, and we are successful in placing the property into production, we will be obligated to pay the royalty holders the percentages of the production and net profits disclosed above. Payment of these royalties will reduce our potential revenue. Further, as the documentation existing for many of these properties dates back to the late 19th century, there may be unknown encumbrances, including royalties, on these properties. One such historical royalty assertion is currently being investigated by us.

Weather interruptions in the San Juan County, Colorado area may delay or prevent exploration on the CGFI Properties
The Brooklyn, King Solomon, and San Juan Properties are located in a mountainous, high alpine region of the Colorado Rocky Mountains. The area receives extreme winter conditions which delay or prevent exploration of the properties during the winter months.
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
We depend on our Chief Executive Officer and Chief Financial Officer and the loss of these individuals could adversely affect our business.
Our company is completely dependent on our Chief Executive Officer, Lee R. Rice, and on our Chief Financial Officer, C. Stephen Guyer, both of whom are also members of our Board of Directors. As of November 18, 2009, we only employed three individuals: Messrs. Rice and Guyer and our Director of Operations. Thus, the loss of either Messrs. Rice or Guyer could significantly and adversely affect our business, and certainly the loss of both individuals on or about the same time could result in a complete failure of the Company. We do not carry any life insurance on the lives of either Messrs. Rice or Guyer.
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
Our operations, including our planned exploration activities on our leased and optioned properties, require permits from the state and federal governments. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of the Brooklyn, King Solomon, and San Juan Properties will be adversely affected.
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

Item 2.	Properties
Pride of the West Mill
The Pride of the West Mill (“Mill”) is an inactive mining mill located at Howardsville, Colorado in San Juan County. The Pride of the West Mill is located on approximately 120 acres of patented mining claims on San Juan County Road 2, within a six air mile radius of the Gold King Property, the Mogul Mine Property and the Mayflower Mine Property. The physical address is 2201 County Road 2, Silverton, Colorado. No mineral is known to exist in deposit form on the property. The economic significance of the property is as a mineral processing site, with residual post-mining value. The Mill is located within the famous “San Juan Triangle” mining center of southwestern Colorado, which also includes the historic mining towns of Telluride and Ouray, and encompasses one of the most richly mineralized areas of North America. Fourteen thousand feet mountain peaks tower over the mill, which is accessible year round because of its location on county maintained access roads.
The mill has the capability to process five metals: gold, silver, copper, lead, and zinc. In operation as recently as 2004, the mill contains virtually all of its working components enclosed within one complex. The complex includes: 1) ore stockpile pad, 2) crushing plant consisting of a coarse ore bin adjacent to the stockpile area, an apron feeder, conveyor to the crushing section, a 3 foot Symons vibrating grizzly, jaw crusher, 4’x 8’ Symons rod deck screen, conveyors, a 3 foot Symons standard cone crusher, and electromagnets, 3) grinding circuit including a Macy Rod mill and a Denver Ball mill, 4) flotation circuit and ancillary equipment all in one building. The leach plant is in a separate building and is configured for 2 or 4 tank agitation leach with carbon in leach. The carbon stripping plant is in the main mill building as is the melt furnace. A separate building houses a metallurgical laboratory for sample preparation, and an assay laboratory. A large steel frame metal building houses offices and a truck shop, with living quarters for personnel upstairs.
The mill is readily accessible by heavy trucks, has a power substation in place, and has two water rights from Cunningham and Hematite Creeks with associated water pipelines on the property that are sufficient to supply the needs of the mill complex.
In March 2008, the Colorado Division of Reclamation, Mining and Safety transferred the mill permit into our name, and in connection therewith, we posted a bond in the amount of $318,154 with the Division in the form of a letter of credit. We have recorded an estimated asset retirement obligation of $571,000 in connection with our estimated future reclamation costs.
The Pride of the West Mill was (and is) the subject of a cease and desist order (“C&D”), issued by the State of Colorado Mined Land Reclamation Board due to the operational deficiencies of the previous operator (Silver Wing Company, Inc.) in the period 2002-2003.
Subject to funding, regulatory and other approvals, and other factors, we are addressing the requirements of the Cease and Desist Order and the operating permit itself now and expect to submit a comprehensive permit amendment before January 13, 2010. The permit amendment process may take approximately 4-6 months. See “Item 3. Legal Proceedings” for additional information.
During the summer of 2009, we redistributed approximately of 19,000 tons of waste rock to other areas on the property. This will clear the way for the delivery of new ore. This material is an abandoned stockpile which included approximately 12,000 tons of dump material from the Red Mountain Mining District. This material was received by a previous operator as part of a clean up program involving several entities including the EPA, Colorado Division of Minerals and Geology, and the Animas River Stakeholders group. We believed that the removal of all this material to the tailing pond is a part of the reclamation plan approved by the Colorado Division of Reclamation and Mining Safety (”DRMS”).

In October 2009, DRMS notified us that the Division did not believe that this work was performed in accordance with our permit and Cease and Desist Order. However, in November 2009, we reached an agreement with DRMS that stipulates to a $500 fine, a comprehensive permit amendment, and a general study of water conditions in the area. We presented this jointly agreed upon stipulation to the Mined Land Reclamation Board at the November 12, 2009 Board Meeting. The Board approved the joint stipulation. We are confident that the joint stipulation will not only clarify the reclamation activities performed during the summer of 2009, but also clear the way for a new comprehensive, more efficient, and productive permit.
The following table sets forth our estimated remaining costs to bring the mill into active status.

Estimated Cost
(amounts in thousands)
New Tailings Facility	$221
Reactivation Costs	75
Water Improvements	100
Building Maintenance	50

Total Estimated Costs	$446

We have been approached by operators of other mines in the vicinity to potentially process their ores. We are actively considering processing other ores in order to demonstrate the operability of the Pride of the West Mill and generate revenue until the Company can generate sufficient ore tonnage of its own to operate the mill. To that end, we are including in the comprehensive permit amendment a plan specific to “toll” or “custom” milling.
The Pride of the West Mill is subject to certain local, state and federal regulations.

The Brooklyn Mine
On September 30, 2009, we entered into a Lease with an Option to Purchase the Brooklyn Mine.
The Brooklyn properties consist of approximately 600 acres of patented and unpatented claims located along the historic Brooklyn Mine and associated structures. The Brooklyn Mine has produced exceptionally high-grade gold ore since its discovery around 1900.
The abundance of free gold associated with the ore makes historical production records difficult to interpret. However, a historic resource estimate of $13.8 million (14,535 ounces of gold times $950 per ounce) at a grade of 0.69 ounces per ton contained in two known and accessible ore shoots below the existing workings is based on well-documented and confirmed prior exploration.1 The Brooklyn has produced some of the most spectacular specimen quality gold in the Country.
Overview of the Property
History
The mineralized veins of the property and the Brooklyn Vein in particular were discovered in the fall of 1897 by two prospectors named Fleitus and Hurlbert. The mine was then leased or purchased to two Ouray businessmen who operated the mine from 1901-1906. This constituted the first real development and production from the Brooklyn vein. Production for this time was around 1,148 oz. Au, and 3,620 oz. Ag. Sporadic production from 1909 through the years of WWI yielded 211 oz. Au, and 1,142 oz. Ag. The mine lay idle until the Depression years. The mine was operated and developed significantly under the direction of Woods and Carney from 1934 until 1942. During this time the mine produced approximately 6,766 oz. Au, and 35,979 oz. Ag.
A report produced by Carl B. Schmidt2 in 1945 discussed the potential for the Brooklyn mine, but no work ensued at that time. In 1957, Frank Richardson acquired the property and re-staked the unpatented claims of the property. Richardson, in 1958-59, removed some of the remaining stope material from the depression years and produced 1,215 oz. Au, and 5,403 oz. Ag. Sporadic development work continued by Richardson throughout the 1960s, but no major ore shoots were found.
In the mid-1970s, reports surfaced by numerous geologists, notably Jack Crawford (1977)3, indicating that there was renewed interest in the potential of the property. In early 1976, Richardson leased the mine to a Ouray businessman, and this arrangement resulted in the formation of Alpha Energy and Gold. Alpha’s work on the property consisted of complete rehabilitation and exploration of the No.1 and No. 2 Levels, and drifting northeast along the Brooklyn structure in an attempt to find more ore. Alpha’s tenure on the property ended in March 19814.
In 1983, the Brooklyn Mining Company was formed and exploration continued along No.2 Level and a reconnaissance survey of the entire property was conducted. The results of the sampling and mapping of the property sparked a core drilling evaluation of the down-dip continuation of the productive ore shoots that were known above the No.2 Level. The results of this exploration yielded encouraging results that these ore shoots did indeed have some continuity at depth, as suggested by the drilling campaign of the Brooklyn Mining Company.

[1]	Chessher, H.B., 1982, Report on the Brooklyn Mine, San Juan County, Colorado, 13 pp. Darnton, B., 1981, Brooklyn Milling Report for Bakers Park Mining and Milling Company, 6 pp.

[2]	Schmidt, E., M., 1945, Brooklyn Mining Claims, 5 pp.

[3]
Crawford, J.W., 1977, Geologic Report of the Brooklyn Mine, San Juan County, Colorado, 13 pp. Crawford, J.W., 1978, 17 pp., Summary Letter of Diamond Drilling Results, Drill Logs, and Sections. Crawford, J.W., 1974, Letter to: file, from: Crawford, J.W.

[4]	Youngblood, S., 1981, Geologic Summary and Progress Report of the Brooklyn Mine, San Juan County, Colorado, Alpha Energy and Gold, 10 pp.

The mine was leased from the wife of Frank Richardson in 1986, and eventually purchased in 1997, by Arnold Winters. Limited work and small-scale mining took place through the late 1990s, and the property was leased by Winters to American Mining and Consulting of Ouray in 2001 with plans for development and production. The above history was compiled from archives in the possession of Colorado Goldfileds5, as well as from a very thorough article by Tom Rosemeyer (2002)6 in Rocks and Minerals magazine on the Brooklyn mine.
The summary chronology is:
•	1901-1906; No.1 Level driven 500’ and No.2 Level driven 400’, and No.3 Level 150’: ore mined form 2 shoots on No.1 and No. 2 Levels

•	1934-1942; No.1 Level 1265’, No.2 Level 960’, No.3 Level 600’: ore shoot found at 700-800’, and a winze connecting 1&2 Levels at 825’

•	1957-1959; Richardson removed stope fill from 710’ Stope

•	1960s; No.1 Level driven to 2200’ in length with no ore encountered

•	1978-81; No.2 Level driven to 1560’: ore shoot found near 1550’

•	1983-85; Brooklyn Mining Company, no ore mined, core drilled below No.2 Level, survey of property generating other targets
Geology and Mineralization
The general geology of the Brooklyn mine and property consists of the Burns Formation of the Silverton Volcanic Series; also know as the Burns Latite (undifferentiated). The Burns Formation is further subdivided into an upper and lower division in other parts of the districts intra-caldera stratigraphy, but no distinction is made here through current understanding, or inference. The property is located very proximally to the western ring fault, or caldera wall, of the San Juan and the Silverton Calderas, which are expressed by the topographic dynamics of the Mineral Creek drainage for the most part.
The Brooklyn Vein has a trend of N40E, and dips to the east at around 80 degrees. The Rainbow Vein or Shear, which parallels the Brooklyn system to the north about 1,000 feet away, has a trend of N50E, with a similar sub-vertical dip. Numerous veins (mineralized faults), cross the property with trends of around N30-40W, and sub-vertical dips, such as the prominent Gloucester Vein, and other significant, but yet unnamed structures with similar trends.
As with most vein-type epithermal gold deposits, the mineralization in the Brooklyn Vein system occurs in fairly well-defined ore shoots, which are largely structurally controlled by the NW set of mineralized crossing structures. The geometry of these ore shoots, or chimneys, are currently understood to be tightly confined to the intersection these NW-SE faults with the NE-SW trending Brooklyn structure, often forming 60-100 foot strike length elliptical bodies which are elongate on the Brooklyn systems trend. Mineralization at the structural intercepts generally does not seem to permeate the cross structures for a distance of more than approximately 25 feet, but the gold grades can be significant for that distance. Current understanding does not indicate that whether or not inter-bedded volcanic stratigraphy is contributing a control to the ore deposition (i.e. litho-chemical or other), but this is common in many of the other mineral deposits in the district (i.e. Gold King mine). Mineralization occurs as pods and stringers within the Brooklyn Vein or Shear Zone, in and around the intersection with the NW-SE cross structures. Ore shoots however, do form continuous, yet apparently tightly controlled, bodies along strike, even when the visual assessment of the mineralization may not appear striking.

[5]
Banfield, A., F., 1959, letter from: Behre Dolbear & Company by Banfield, A., F., to: Colt, Z., C., Re: site visit by Donald, D., 9 pp. Molley, J., S., of Cerro Mineral Exploration Company, Inc. (Cerro), 1974, letter to: Peter Loncar of: Idarado Mining Company, Re: Brooklyn Claim Group of Frank O. Richardson, San Juan County, Colorado, 14 pp., various maps of Gloucester, assay results, etc. Morehouse, G., E., 1981, Examination of the Brooklyn Mine for The Richardson Trust and the First National Bank of Grand Junction, Colorado, 22 pp.

[6]	Rosemeyer, Tom, 2002, History, Geology, and Mineralogy of the Brooklyn Mine, San Juan County, Colorado, Rocks and Minerals, pp.154-167, Vol. 77, May/June, 2002.

The general mineralogy of the Brooklyn Vein consists of gangue clays, quartz, with barite, calcite, often-massive pyrite, sphalerite, galena, and some chalcopyrite, with intergrowths of visible and free gold and late-stage telluride minerals. The alteration of the Burns Latite host is prominent and often pervasive with obvious argillic alteration and flanked by QSP along the vein(s) or fault structure(s). The Brooklyn vein is not always distinguished as a well-defined fissure quartz vein, but rather a discontinuous mineralized structure often containing pods and lenses of quartz and other mineralization in a zone of pervasively altered Burns Latite.
Exploration and Development of the Brooklyn Mine
Overview
While the Brooklyn Mine proper has been the focus of interest and has held all of the recorded production of the property, there are several other targets that are known on the property to hold significant potential, as well as other ‘blind’ targets that exploration might bring to light. A property-wide evaluation will be completed during the first year, including detailed 1) surface reconnaissance, 2) geochemical soil survey, 3) geophysical survey(s), and compilation of a central database utilizing GIS/3D software.
Surface reconnaissance
Detailed surface reconnaissance is planned to be completed through fieldwork, mapping, and sampling of any feature deemed to hold potential or offer insight into the mineralization present on the property. The work performed by John Wright and Janice Fetchenhier during the tenure of Brooklyn Mining Company (“BMC”) in the mid 1980s is an exceptional starting point for this endeavor. A geologic map of the entire property will be created and/or compiled as a part of the foundation of the project.
Geochemical soil survey
An initial geochemical soil survey is planned that encompasses the entire property, on approximately 50m x 50m grid, but site density will be considered in detail prior to implementation. A multi-element geochemical survey can, for the time and cost, provide tremendous insight into the location and characteristics of mineralization, and show elemental gradients on the property. Geochemical analyses can reveal gold in soils down to ~1 ppb with an ICP-OES or ICP-MS. It is expected to highlight known mineralized areas, give new insight into those areas, and provide a baseline for interpreting any other anomalous zones that are highlighted. Blind targets and subtle expressions of mineralization can be discovered, if present, in a survey such as this. Understanding the geochemical characteristics of the Brooklyn Vein as a known producer will provide a comparative basis for exploration of the system in general. If the survey provides useful insight and targets new potential zones, a follow-up survey could be implemented which would utilize tighter control spacing for accentuated detail.
Geophysical survey(s)
There a few types of geophysical surveys that would provide property scale knowledge that will facilitate exploration and lend insight into the subsurface properties of the rocks, faults, and veins; a magnetic survey, an audio magneto-telluric (AMT), and an induced polarization (IP) survey. A consultation with a geophysicist or geophysical firm is recommended during the winter months to define to detail the proper survey(s) to be conducted. Arrangements to conduct the survey can be implemented by the 2010 field season.

A magnetic geophysical survey is probably the most basic geophysical survey possible. It is relatively quick and straightforward. A magnetic survey simply measures any changes in the magnetic properties of the underlying geology and mineralization. This type of survey can yield insight into any magnetic gradient present, such as; lithological, alteration, structural, etc. This would be especially interesting and helpful if any of the hydrothermal alteration of the mineralization was intensely magnetite destructive for example around the “Growler Breccia Pipe”, or along mineralized faults and veins. As the Burns Formation does have magnetite in various quantities throughout its stratigraphy, this is a reasonable evaluation of the property as a whole.
If a consultation revealed the need for electrical methods of geophysical analysis, an AMT and/or induced polarization (IP) survey will need to be contracted to the appropriate party. The IP survey would highlight, to reasonable depths, any dense sulfide mineralization and conductive structures (i.e. veins) that are on the property. The AMT survey would potentially have the best chance of directly indicating mineralized veins to depths of up to ~1000 feet depending on the area.
Exploration Targets
The Brooklyn Project represents 600 plus acres of potentially mineralized ground, centered on the historic Brooklyn mine workings. Obvious attractions are near-term production and expansion of the historic resources outlined below No.2 level of the Brooklyn mine. The exploration by the Brooklyn Mining Company in 1984, by geologists Wright and Fetchenhier, provided an exemplary first assessment of the property as a whole, and ultimately tackled the first pass on addressing the potential of the entire Brooklyn property,” not just the Brooklyn Mine itself, some 25 years ago.
After field reconnaissance, there were 8 targets that were highlighted as a result of Brooklyn Mining Company’s work in 1984.7

Target	Comment

1. Growler	Low grade (4-8 oz.) silver in Tunnel, possible breccia pipe

2. Rainbow/Gloucester	High-grade gold on Rainbow, ore-grade on Gloucester

3. Brooklyn, No.2 Level	Down dip continuity of important ore shoots, production

4. Frankie No.1	High-grade sample, decent width, on Rainbow zone strike

5. Tabor Vein (Magnet?)	Unknown potential, free gold, hessite, ~2’ qtz vein

6. Emporium	6’ strong shear zone, 6’ chip returned 0.03 Au, 0.27 Ag opt

7. Tivoline	Unknown, follow-up based on Patent surveys

8. Venetian Discovery	Unknown, follow-up based on Patent surveys
Table 1. Exploration targets generated during field reconnaissance by John Wright and Janice Fetchenhier in 1984.
These targets were outlined very succinctly, complete with recommendations for follow-up exploration. The validity of these targets is equally as strong today, as in 1984. We will focus on targets that can expeditiously carry the project forward with significant chances of discovering larger tonnages and minable grades. Therefore, the current strategy shall focus on the Rainbow Shear Zone, the Gloucester Vein, the SW strike extensions of the Rainbow, particularly the prospects on the Frankie No.2, and the Growler target. These targets represent large, well-defined structures, with historic sample results that indicate significant potential for a substantial discovery. Plainly stated, these are the types of targets that will promote economic viability if they yield positive results.

[7]	Fetchenhier and Wright. Brooklyn Mining Company, 1984, Evaluation and Economic Report- The Brooklyn Mine, San Juan County, Colorado.

The remaining targets that were outlined from the BMC work include the Tivoline, Tabor, Venetian, and Emporium targets. These remain viable targets, and should be addressed, but their immediate relationship to expanding near-term resources and ultimate distance from known ore bearing structures places them secondary to the other primary targets described above.
Discussion of targets for immediate work
1. The Rainbow Shear
The Rainbow Shear Zone is a strong, mineralized structure with a similar parallel trend (N50E) to that of the Brooklyn Vein (N40E) some 1000 feet to the northwest. The current theory that the NW-SE cross structures (i.e. Gloucester, and others) likely control the ore shoots along the NE-SW structures suggests that the Rainbow Shear Zone may have similar potential as that of the Brooklyn, only never explored at depth or along strike to any degree. The Gloucester cross-cut was driven to the SE along the Gloucester Vein approximately 145 feet to examine the intersection of the Gloucester Vein with the Rainbow Shear. The intersection yielded numerous and duplicate samples of anomalous to high-grade Au values.
Price (1969)8 made first mention of the Rainbow Shear, referring to it as the Western Shear Zone although the terminology and lack of map made this difficult to interpret, and alluded to its similarity to the Brooklyn Vein. A letter from J. Crawford (1974)9 referencing a meeting with Frank Richardson states that gold values of ~1.0 opt Au were present on the surface in what is assumed to be the Rainbow Trench area “above the main workings”. Crawford also states that the Rainbow Vein/Shear yields surface gold values along strike southwest all the way to US Hwy 550, and that this zone overlies a 1,200 foot wide, several thousand foot long IP anomaly outlined by Inspiration Development Company. No mention of Inspiration Development Co. occurs in any other literature reviewed for this writing, and as Price makes no mention in his 1969 report, it could be reasonably assumed that this geophysical work was done in the early 1970s.
Sampling in the Upper Rainbow adit, along the Gloucester Vein, in 1974, as shown on two maps in the CGFI archives, indicate ore grade gold values of mineable widths are present on the Rainbow structure where the Gloucester Vein intersects the Rainbow approximately 145’ from the portal (see Appendix I). The map and samples referred to in a letter by Cerro Minerals (1974) states that the Rainbow Vein returned 0.36 opt Au, and 1.66 opt Ag, over 11.5’ wide continuous rock chip sample. A second map from August 1974 also shows similar sample results of 0.28 opt Au, 2.18 opt Ag, over 3.7’, and 10’ of 0.15 opt Au, and 0.54 opt Ag., both on the Rainbow Vein proper at the intersection, and 3.5’ of 0.32 opt Au, and 0.80 opt Ag on the Gloucester Vein a few feet before the intersection with the Rainbow. There is some indication that this later map and sample information may have been for Newmont, as they were active in the San Juans at the Idarado at that time. These data also state that there is a Lower Rainbow adit that should be opened and assessed; this task will be incorporated into CGFIs exploration of the Rainbow target.
During the exploratory work performed by BMC in 1984, the Rainbow Trench was mapped and sampled, and the Rainbow Crosscut, along the Gloucester Vein, was mapped and sampled. The surface sampling returned two encouraging results, a 1.25’ sample of 0.106 opt Au, and 0.54 opt Ag, and a 0.5’ sample of 2.69 opt Au, and 4.85 opt Ag. The underground sampling along the Gloucester Vein proper yielded three samples returning over 0.30 opt Au, however with small 0.5-1.5 ft. sample widths. Sampling of the Rainbow Vein in the crosscut returned confirmatory results that were similar to historic results, such as a 10’ chip sample, intended to duplicate the 1974 Newmont sample, which returned .108 opt Au (over ~10’), and numerous other samples from 0.328 to 1.052+ opt Au.

[8]	Price, M., E., 1969, Preliminary Report of the Brooklyn Mine, Red Mountain Mining District, San Juan County, Colorado, 10 pp.

[9]	Crawford, J., W., 1974, Letter to: file, from: Crawford, J.W.

2. Gloucester
The Gloucester target consists of the Gloucester Vein, which trends approximately N40W with a sub-vertical dip to the SW. The Gloucester Vein is explored by the Upper Rainbow adit as a drift that follows the vein into its intersection with the Rainbow Shear Zone. The Gloucester Vein represents one of the ‘cross structures’ that are recognized to control ore deposition and the formation of ore shoots along the Brooklyn Vein in the Brooklyn mine. These ‘cross structures’ are also recognized to host ore grade mineralization, generally only within limited distance of the Brooklyn, and exhibit a control on the ore grades along the stronger NE-SW structures such as the Brooklyn and Rainbow. The Gloucester Vein, or a proximal cross vein at 266’, was mined on No.2 Level of the Brooklyn mine for 125’ to the northwest (Schmidt, 1945) toward the Rainbow and produced a small tonnage (~40 tons) of +1.0 opt Au, a later mention by Rosemeyer (2002) that mining in the late 1990s was exploiting the 1230’ cross vein on No.2 Level to the tune of 2’ of 2.0 opt Au, there is detailed mention of a strong ‘cross vein’ being explored 120’ to the east of No.3 Level with high-grade ore (0.4-0.5 opt Au over 2’) in the face (Schmidt, 1945), and BMCs exploration DDH 2C-06 was aimed from No. 2 Level into the Gloucester Vein to the north of the Brooklyn workings and returned 7.2’ of 0.44 opt Au. Sampling by Fetchenhier in 1984 along the Gloucester Vein in the Upper Rainbow adit revealed three ore grade assays along the drift following the Gloucester Vein, 0.5’ of 0.380, 1.1’ of 0.652, and 1.5’ of 2.644 opt Au. Even though the Fetchenhier samples are somewhat narrow sample widths, they represent very encouraging gold values along a ‘cross structure’. Appendix I shows historic information and maps pertaining to the Rainbow and Gloucester targets.
3. Frankie No. 1-2
The Frankie target consists of a hot prospect adit on the Rainbow Shear Zone located to the southwest near US Hwy 550. Newmont’s(?) exploration of the property mentions in a letter by Crawford (1974) that the surface of the Rainbow Shear Zone returned gold values along strike ‘all the way down to US Hwy 550’. Reconnaissance by Fetchenhier in 1984 resulted in the sampling of numerous prospects and small adits on the trace of the Rainbow Shear Zone near US Hwy 550. A small adit on the Frankie No.2 claim was visited and the field notes indicate that it was a 4’x4’ prospect showing a 17” quartz vein with minor sulfides showing. The assay results were 1.42’ chip sample that ran 1.194 Au and 78.63 Ag, with a check assay of 1.376 Au, and 88.78 Ag opt. These results are extremely encouraging from several angles: the high-grade of the sample, the location of the sample on the Rainbow Shear, and the spatial distance and lower elevation of the occurrence. All of these dynamics lend potential for continuity of ore grade mineralization both along strike and down dip in these structures. The description of the sample as a “quartz vein” offers some hope that the system may become more coherent and well-defined in the structures at depth, away from the ‘condensation’ and acidifying effect often present at epizonal elevations in these systems.
4. Growler
The Growler target is located to the northeast in the property area. The Growler target has two distinct components to it; the Growler Shear Zone, and the theorized Growler Breccia Pipe. The Growler Shear Zone appears to be a shear/fault/vein structure with similar trend and characteristics to the Brooklyn and Rainbow, although this is somewhat speculative in the context f current understanding. The potential for another shear zone similar to the Brooklyn and Rainbow is mentioned in historic reports. Not much is known about the true and actual existence of such a shear zone, and should be scouted on the surface during the surface recon of the property, and detailed sampling and exploration if warranted. Sometime during the 1970s the concept of a ‘breccia pipe’, known as the Growler Breccia Pipe, became mentioned in the literature. The origin of this idea is unknown, as is any information that might support the concept is somewhat lacking. Fetchenhier (1984) discusses the mapping and sampling of the Growler Tunnel, located on the patented Growler claim, and makes mention of the tunnel stopping short of the Growler Breccia Pipe. She even goes so far as to estimate the diameter of the pipe as being an elliptical body approximately 150’x275’ which was determined by surface expression of the less resistant pipe occupying a topographical depression between unaltered Burns Latite. Obviously, if the Brooklyn property does contain an unrecognized or unexplored breccia pipe similar to those found to the north along Red Mountain Pass, then this would be very beneficial and ‘big news’ so to speak. Essentially, to address this possibility, a program should be implemented to test this concept. The sampling results from Fetchenhier in the Growler Tunnel in 1984 were not very encouraging for gold values, but two samples returned 4-8 opt Ag, and she recommended follow-up incremental sampling in the tunnel. Apparently the ground was quite deteriorated and somewhat dangerous at that time, and one can postulate it is only worse today. Surface reconnaissance would help create a drill target for testing the breccia pipe concept as well, and the geochemical and geophysical surveys will contribute to that body of knowledge as well. It is therefore recommended that work on the Growler target be postponed until those surveys and further surface reconnaissance are complete, and then tackle the area with a bit more base line knowledge prior to drilling or other time and energy intensive exploration is incurred.

5. Other targets Tabor, Magnet, etc.
There is mention of a mine/prospect on the southern end of the property named the Tabor, and possibly the Magnet, from historical information. These may be separate, or the same, but occupy the same general area and both are described as long (600-700 feet) drifts that explore structures trending more or less E-W. They are both described as starting from west and below the grade of US Hwy 550, above the Ophir Pass road down to Burro’s Bridge. Wright (1984) mentions the Tabor as a target, but no work was done due to time and funding constraints. The Magnet is mentioned in Economic Geology of the Silverton Quadrangle (Ransome, 1901), as being the same general location as Wright describes the Tabor. The Magnet was listed as an ‘old location’, ~2 foot fissure vein with quartz, hessite, and little free gold, and having a tunnel ~560 in length on a vein trending N85W, and dipping to the south steeply. Some upper surface cuts on the structure were listed as well.
Resource Definition and Development
The resource definition and development is centered on confirming and expanding the resource blocks outlined by BMCs 1984 underground drilling campaign. These historical resources are crucial to developing near-term minable production for the Company. The 1984 drilling of known ore producing areas along the Brooklyn Vein was completed from four drill stations on No.2 Level along strike of the vein. The highlights of the program were several ore grade intercepts over minable widths below the D Stope, and the A Stope, both ore shoots combined are largely responsible for most of the past production from the Brooklyn mine. Drill intercepts indicated that these important ore shoots continued down dip, below No.2 Level (~11,370’) of the mine. Single drill intercepts defined individual blocks, which as a composite indicate that approximately 21,066 tons at a grade of 0.69 opt Au (Wright, 1984) over a minimum of 4’ mine widths.

Long section along Brooklyn Vein showing A and D Targets and the inferred rake of ore shoots. Modified from Wright, 19847.

Terms of our Lease/Option and Related Agreements on the Brooklyn Mine
In summary,
1.
The Lease/Option is for a period of three years in consideration for which we issued 75,000,000 shares of restricted Class A Common Stock. The stock is further restricted from sale during the initial term of the lease.

2.	The Lease/Option shall automatically renew and continue so long as ores, minerals, or metals are produced or sold.
3.
We shall perform exploration, mining, development, production, processing or any other activity (“work” herein) which benefits the Leased Premises at a minimum cost of $150,000 for the first year, $200,000 for the second year and $250,000 for the third year.

4.	We shall pay Lessor a Five Percent (5%) Net Smelter Royalty on all mineral bearing ores.
5.
We have the sole and exclusive option to purchase all of Lessor’s right, title and interest in the property (the Leased Premises) for a total purchase price of $4,000,000, plus a perpetual 2% Net Smelter Royalty. This amount may be paid in cash or other cash equivalent as mutually agreed by us and the Lessor.

The King Solomon Mine
The King Solomon Mine is located on the southern flank of King Solomon Mountain, just a few hundred yards up the mountain from the first discovery of gold in the San Juan Mountains in Little Giant Basin. Opened in 1876, the mine was in production until 1883. Newspaper accounts and shipping records of the day indicate that the product was good to very high grade silver ore with substantial credits for lead and copper.
The King Solomon Mine is of particular interest to Colorado Goldfields because of its strategic placement in Little Giant Basin. Although no activity has occurred on the property since 1883, nearby properties in Little Giant Basin have produced significant gold.
We intend to commence an exploration program to determine whether the veins will become more important for their gold content with depth as has been the case in many of the San Juan County mining properties which were first mined for the silver content.
Terms of our Option and Related Agreements on the King Solomon Mine
In summary,
1.
The Lease/Option is for a period of three years in consideration for which we issued 50,000,000 shares of restricted Class A Common Stock. The stock is further restricted from sale during the initial term of the lease.

2.	The Lease/Option shall automatically renew and continue so long as ores, minerals, or metals are produced or sold.
3.
We shall perform exploration, mining, development, production, processing or any other activity (“work” herein) which benefits the Leased Premises at a minimum cost of $50,000 for each successive three year term during the term of the Lease/Option.

4.	We shall pay Lessor a 3.5% Net Smelter Royalty on all mineral bearing ores.
5.
We have the sole and exclusive option to purchase all of Lessor’s right, title and interest in the property (the Leased Premises) for a total purchase price of $1,250,000. This amount may be paid in cash or other cash equivalent as mutually agreed by Lessor and us.

The San Juan Properties
The San Juan Properties, which are the subject of current litigation, consist of three separate mines encompassing 63 patented mining claims and 13 unpatented mining claims. All three mines (the Gold King, Mogul and Mayflower), were actively mined during the early to mid 1900’s, although they have been relatively dormant for the past 15 years.
In fiscal 2009, we discontinued concentrating on the San Juan Properties due to on-going litigation with Todd C. Hennis, our former president, as more discussed in “Item 3. Legal Proceedings.” We are currently focused on re-activation of the Pride of the West Mill, securing agreements for milling, and seeking out new properties for exploration and development.
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
(ii) an additional undivided 20% interest in the San Juan Properties will vest when: (a) we have incurred additional expenditures of not less than $3,500,000 on the San Juan Properties, provided that such expenditures must be incurred within 7.5 years from the date of the Option Agreement, and (b) we issue, subject to compliance with applicable securities laws, 13,000,000 (after adjusting for stock dividends), shares of our common stock to the Optionors; and
(iii) an additional undivided 20% interest in the San Juan Properties (for an aggregate of 80%) will vest when: (a) we have incurred additional expenditures of not less than $3,500,000 on the San Juan Properties, provided that such expenditures must be incurred within 10 years from the date of the Option Agreement, and (b) we issue, subject to compliance with applicable securities laws, an additional 13,000,000 (after adjusting for stock dividends), shares of our common stock, to the Optionors.
Pursuant to the Option Agreement, we paid the Optionors a cash payment of $50,000 in August 2007. In addition, in order to keep the option in good standing, we must make payments to the Optionors as follows:
a)
Cash payment of $100,000 within one year from the date of the option agreement (which was extended to March 15, 2009 and includes accrued interest at 8.5% per annum from the original date of June 17, 2008). See “Item 3. Legal Proceedings” for further details.

b)	Cash payment of $200,000 within two years from the date of the option agreement, originally due on June 19, 2009, which was not made.
c)
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
Royalty Encumbrances
The San Juan Properties are subject to the following royalties: (i) 3.0% net smelter return royalty on Gold King Mine, (ii) 2.5% net profits interest on Gold King Mine, (iii) 2.0% net smelter return royalty on the Mayflower Group, (iv) 2.5% net profits interest in the Mayflower Group, and (v) a 2% net smelter royalty on the Gold King Mine. Payment of these royalties will reduce our potential revenue. Further, as the documentation existing for many of these properties dates back to the late 19th century, there may be unknown encumbrances, including royalties, on these properties. We received notice of such a legacy royalty claim in September 2009 and are investigating the claim.

Item 3.	Legal Proceedings
Pride of the West Mill Proceedings
The Pride of the West Mill is currently under a Cease and Desist Order from the Colorado Division of Reclamation, Mining and Safety that was issued against a previous operator. The Cease and Desist Order prohibits operation of the Pride of the West Mill until deficiencies in the mill tailing impoundment area, the mill drain water impoundment area, and other problems are corrected.
As a result of our activities in the summer of 2009 which we believed were in compliance with our permit and Cease & Desist Order, by letters dated October 8, 2009, the Division of Reclamation Mining & Safety (“Division”) notified the Company of its “Reason to Believe a Violation Exists,” “Scheduling of Board Hearing,” “Revocation of Permit,” and “Forfeiture of Financial Warranty,” regarding the permit for the Pride of west Mill.
By letter of October 8, 2009, the Division of Reclamation Mining & Safety also notified the Company of the Division’s inspection of the Pride of the West Mill performed on September 16, 2009. The inspection report included an increase in the reclamation cost to $514,630 from $318,154; an increase of $196,476.
On November 6, 2009 we reached an agreement with the Division of Reclamation Mining and Safety in the form of a Joint Stipulation which was presented to the Mined Land Reclamation Board (“Board”) at the Board’s November 12, 2009 hearing, and approved. The joint stipulation provides (in part), that:
1.	Colorado Goldfields intends to work with the Division to assure that a comprehensive permit amendment meets the Divisions requirements and expectations.
2.	Colorado Goldfields commits to submittal of:
a.
a comprehensive permit amendment, complete for the purposes of filing, that includes an engineered analysis and plans for placement, construction, certification, and monitoring of new Environmental Protection Facilities designed to allow the re-activation of the Mill, and to clarify the Operator’s authorization to perform “custom” or “toll” milling, by no later than January 13, 2010;

b.
within 180 days of filing, all documentation necessary to allow Division approval of the subject amendment, including an acceptable financial warranty in the amount calculated by the Division incorporating all the revised reclamation cost provisions detailed in the amendment.

3.
The current financial warranty increase deadline is December 7, 2009, however, it is agreed that this deadline is extended and the Division will re-calculate the bond during the permit amendment review process.

4.
The permit amendment will include analyses related to waste rock relocation and designs for new tailing pond facilities in compliance with the requirements of the Act and Rules. Under the permit amendment all portions of the Reclamation Plan will be updated.

5.
Colorado Goldfields commits to on-the-ground compliance with the requirements of the Act, the Rules, and provisions of Permit No. M-1984-049, modified by the subject amendment, by no later than October 29, 2010.

6.
Colorado Goldfields acknowledges that, without intention, it did not comply with the procedural requirements of its permit or the Cease and Desist Order when relocating the waste rock to the lower tailings pond at the Mill. Therefore, Colorado Goldfields is in violation pursuant to C.R.S. 34-32-124(1) for failure to comply with conditions of permit No. M-1984-049 and failure to comply with the conditions of a Cease and Desist order. In accordance with Rule 3.3.2(2)(b) and C.R.S. 34-32-124(7) the Board shall assess a civil penalty in the range of $5,700 to $57,000 for each violation, reflecting 57 days of violation at $100 to $1,000 per day, as measured from the September 16th inspection to the November 12, 2009 hearing. Colorado Goldfields respectfully requests that the Board suspend all but $250 for each of the violations, totaling $500, pending completion of the corrective actions and requirements described herein. The Division does not object to this request.

7.
The Division has indicated that the water quality of the Las Animas River degrades in the vicinity of the Mill. Colorado Goldfields has agreed to conduct an analysis of the potential source of this degradation, which might relate to the Mill site (including pre-law tailings located on the Mill site), or might be caused by a naturally occurring iron bog or other natural sources in the area. Colorado Goldfields has agreed to conduct this analysis as part of the amendment application discussed herein.

A Formal Board Hearing before the Mined Land Reclamation Board was held November 12, 2009 in Denver. The Board approved the above described joint stipulation.
San Juan Properties and Hennis Proceedings
The San Juan Properties are currently the object of litigation between us and our former President Todd C. Hennis. On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement (Note 6a), and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 50,000,000 shares of Class A Common Stock held by Hennis. Company counsel advises that the Hennis complaint is barred due to Hennis’s affiliate and control person status and moreover is filed in bad faith, since among other things, on June 17, 2008 as President and CEO of the Company, Hennis elected not to pay the option fee then due. The Company received a written settlement offer from Mr. Hennis two days after the Company was served on April 8, 2009. A counter-claim with jury demand has been filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest. No trial date has been set. The outcome of the litigation is not certain; however, it does appear that the Company has legitimate defenses to mitigate damages, if any exist. We have recorded liabilities of approximately $58,000 related to the claims of the litigation. Additional claims of between a range of $190,000 and $220,000 are asserted by Mr. Hennis. However, we believe that the probability of having to recognize these additional liabilities is remote.
Mr. Hennis filed a Motion for Summary Judgment on October 5, 2009. We responded to the motion on November 16, 2009. Even though the Company has valid claims against Mr. Hennis, the Company continues to pursue settlement. However, the ultimate outcome of the litigation is uncertain.
Former Law Firm Litigation
On March 2, 2009 the Company’s former legal counsel, Jackson Kelly PLLC, filed a Complaint in District Court, Denver, Colorado, claiming breach of contract of the promissory note executed by the Company October 2, 2008 (Note 5). On October 16, 2009, the Court granted a Motion for Summary Judgment against the Company in the amount of $138,005 plus interest at 6.25% until satisfied.
Other Legal Matters
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

The following applies to the San Juan properties, which are the subject of litigation. Therefore, depending upon the out come of that litigation, the following considerations may or may not be applicable.
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
Market Information
Our Class A common stock has been quoted on the OTC Bulletin Board since April 6, 2006. Our trading symbol is “CGFIA.” Our Class B common stock is restricted and does not trade on any market.
The table below sets forth the high and low sales prices for our common stock for the periods indicated as reported by the OTCBB. Sales prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.*

Year Ended	High	Low
August 31, 2006
April 11 to May 31, 2006 (1)	$0.32	$	Nil
Fourth Quarter	0.32		0.31
August 31, 2007
First Quarter	$0.31		$0.04
Second Quarter	0.06		0.04
Third Quarter	0.19		0.04
Fourth Quarter	0.63		0.19
August 31, 2008
First Quarter	$0.85		$0.51
Second Quarter	0.85		0.55
Third Quarter	0.85		0.22
Fourth Quarter	0.25		0.08
August 31, 2009
First Quarter	$0.13		$0.02
Second Quarter	0.02		0.01
Third Quarter	0.02		0.0058
Fourth Quarter	0.0091		0.0030

*
We effectuated a 7.9 for one stock split effective June 18, 2007 and a two for one stock split effective October 29, 2007. The prices set forth above have been adjusted for these forward stock splits. Prices have not been adjusted for the 30% stock dividend, which was effective November 6, 2008.

(1)	The low price during this period, before being adjusted for the forward stock splits, was $0.15.
On November 17, 2009 the last reported sales price of our Class A common stock as reported on the OTCBB was $0.0022 per share. As of November 17, 2009, there were 47 holders of record of our Class A common stock.
On October 17, 2008, the Company’s Board of Directors authorized a 30% (thirty percent) stock dividend of the Company’s Class A Common Stock for its Stockholders of Record as of November 6, 2008. The Stock Dividend Pay Date to stockholders was November 26, 2008.
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

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.
•	The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:
•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.
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

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following sets forth information as of August 31, 2009 concerning compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:
Equity Compensation Plan Information

	Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance as of
Plan Category	warrants and rights	warrants and rights	November 18, 2009
Equity compensation plans approved by security holders:	—	—	—
Equity compensation plans not approved by security holders:	—	—	—
2008 Employee Stock Incentive Plan	—	—	67,730
2008 Non-Qualified Consultants & Advisors Stock Compensation Plan	—	—	165,238,997
2008 Employee & Director Stock Compensation Plan	—	—	88,739,267
2008 Stock Incentive Plan
In February 2008, the Company approved the 2008 Stock Incentive Plan (“2008 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company. The 2008 Plan provides that awards may be granted for up to 12,480,000 shares of the Company’s Class A common shares.
2008 Non-Qualified Consultants & Advisors Stock Compensation Plan
On September 12, 2008, our Board of Directors approved the 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan. As of November 18, 2009 we are authorized to issue up to 565,000,000 shares of our Class A Common Stock (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock) to consultants or advisors in connection with services rendered by such persons or entities. The plan is administered by our Compensation Committee of the Board of Directors, or if the we do not have a Compensation Committee, then a committee appointed by the Board which is to consist of one executive officer of the Company and at least one independent, non-employee member of the Board. If no committee is appointed, then the Board of Directors administers the plan. We currently do not have a Compensation Committee. Our Board has appointed C. Stephen Guyer, our Chief Financial Officer and Director, and Norman J. Singer, one of our independent Directors, to act as the committee to administer the plan. We have registered with the Securities and Exchange Commission the common shares issuable under the Plan. One of the primary purposes of the plan is to give our company the flexibility to pay for services with shares of our common stock rather than with cash during our exploratory stage.

2008 Employee & Director Stock Compensation Plan
In November, 2008, our Board of Directors approved the Employee & Director Stock Compensation Plan (the Plan). The purpose of the Plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company. Considering that we are an exploratory mining company which faces challenging economic times and difficult capital markets, the Board of Directors believes that using our common stock is an important means of retaining and compensating employees and directors. As of November 18, 2009 we are authorized to issue up to 210,800,000 shares of our Common Stock (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock). The Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, one of whom is an independent director, or in the absence of such a committee, the Plan is to be administered by the Board of Directors. Our Board of Directors appointed C. Stephen Guyer, our CFO, and Norman J. Singer, one of our independent directors, to the committee. Any of our employees or directors are eligible to receive awards under the Plan.
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
This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the two years ended August 31, 2009, as well as our future results. It consists of the following subsections:
•
“Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2010;

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
This item should be read in conjunction with our financial statements and the notes thereto included in this annual report.
Introduction and Plan of Operation
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the year ended August 31, 2009 and compares those results to the year ended August 31, 2008.
Fiscal 2009 was a pivotal year for Colorado Goldfields. We continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult. The litigation commenced by our former president, Todd C. Hennis necessarily caused all work relating to the Gold King Mine to be suspended, including the N.I. 43-101 report which was originally expected to be completed in the spring of 2009. We can not now predict when (if ever), the N. I. 43-101 report will be completed for the Gold King Mine pending the results of the litigation.
Therefore, in fiscal 2009 we turned away from concentrating only on the Hennis-owned Gold King Mine, and focused primarily on re-activation of the Pride of the West Mill, securing agreements for “custom” or “toll” milling, and seeking out new properties to explore and develop. In that regard, we were generally successful. We entered into two new lease/option agreements for properties located near our Mill facility, and completed the first major milestone regarding mill re-activation.
In 2007, our former management predicted profitability by end of calendar year 2009. Given the events described above, we are now targeting profits from operations by November 2010. Weather conditions in San Juan County, Colorado vary by season. During the winter season our activities are concentrated on analysis, planning, and development of properties in more temperate climates. Surface drilling and property exploration in San Juan County can reasonably take place between May and late October. Of course underground operations continue year-round.

Our plan of operation for fiscal 2010 is to continue seeking funding for our operations and mining exploration program.
We will be primarily focused on three areas in fiscal 2010, 1) Re-activation of the Pride of the West Mill, 2) Exploration and development of the Brooklyn and King Solomon Mine, 3) Potential acquisition of other suitable mining properties.
In October 2009, we signed a letter of intent to purchase all the mining assets of Gemini Explorations Inc. (GMXS.OB) in exchange for 100 million restricted Class A common shares of Colorado Goldfields Inc.
Among the properties this transaction would bring into Colorado Goldfields is Los Chorros. This property is located in the municipality of Zaragoza in the department of Antiochia, Colombia. It lies in the El Bagre — Zaragoza mining district in the midst of Colombia’s most prolific gold producing region. This area has been the site of extensive placer mining for several decades along the Nechi River at the western foot of the Serrania de San Lucas. Exploration of the lode gold source areas of these placers in the vein deposits of these upland areas has resulted in a number of recent discoveries presently being developed into producing mines. The acquisition is subject to mutual due diligence. The due diligence period extends to November 30, 2009.
Liquidity and Capital Resources
We were formed in early 2004 and have primarily had limited activity until our acquisition of the option to acquire interests in the San Juan Properties. Since we have received no revenue from the production of gold or other metals, we have relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception, and we expect we will continue to incur losses for the next year. As of the date of this filing, we do not have any available external source of funds. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.
Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. We have a working capital deficit of $1,083,785 at August 31, 2009, incurred net losses of $5,281,857 and $3,721,021 for the years ended August 31, 2009 and 2008 respectively, and have a deficit accumulated during the exploration stage of $9,380,436 for the period from February 11, 2004 (inception) through August 31, 2009. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from unrelated parties, sale of assets, and equity financing to fund its operations. These conditions (as indicated in the 2009 audit report of our Independent Registered Public Accounting Firm) raise substantial doubt about the Company’s ability to continue as a going concern
We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our capital requirements for the foreseeable future include exploration of our mining properties, payment on a $650,000 promissory note which is collateralized by the Pride of the West Mill and accrued interest of $79,895, payment on notes payable including accrued interest to related parties totaling $100,774, payment on a promissory note payable, including interest of $143,009 to one of our vendors, re-activation expenses at the Mill, and our corporate overhead expenses.

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
As of August 31, 2009, we had cash of approximately $600 and other current assets of approximately $262,500 and current liabilities of approximately $1,346,900. We used cash and cash equivalents of $615,377 in operating activities for the year ended August 31, 2009. Investing activities for the year ended August 31, 2009 consisted of the purchase of property, plant and equipment of $4,120, offset by the proceeds from the sale of property, plant and equipment of $109,500. Financing activities consisted of cash proceeds from loans made by officers during the year of $375,700.
Contractual Obligations
The table below summarizes contractual obligations as of August 31, 2009 due in the future.

Contractual Obligations	Total	Less than 1 Year	2 and 3	4 and 5
Principal payment on Pride of the West Mill(1)	$650,000	$650,000
Note payable to vendor(2)	$138,005	$138,005
Notes payable to officers(3)	$100,774	$100,774

(1)	This amount is due on June 29, 2010, along with any unpaid interest. The note is secured by the Mill; thus, a default on this obligation could result in foreclosure on our Mill.

(2)
This amount was ordered by judgment of the court on October 16, 2009 payable to our former law firm Jackson Kelly PLLC. We continue to explore structured alternatives for satisfaction of this judgment; however a definitive agreement has not been reached.

(3)
This amount is due to our Chief Executive Officer and Chief Financial Officer. While historically these officers have either forgiven or extended our indebtedness to them, there is no assurance that they will continue to do so.

Results of Operations
We are presently in the exploration stage of our business and have not earned any revenues to date, and we do not anticipate earning revenues until we acquire and develop mining properties with proven reserves or perform milling for other mining companies.
Year Ended August 31, 2009 Compared to Year Ended August 31, 2008
For the year ended August 31, 2009, we incurred a net loss of approximately $5,282,000 compared to a net loss of approximately $3,721,000 for the year ended August 31, 2008.
For the years ended August 31, 2009 and 2008, overall mineral property and exploration costs were $602,000 and $587,000, respectively. However, exploration drilling expenses were $189,000 and $415,000 for the years ended August 31, 2009 and 2008, respectively, a decrease of $226,000 reflecting our focus on Mill reactivation rather than exploratory drilling on the Gold King property. Consistent with this change of focus is an increase in project management expense to $117,000 from $21,000 from 2008 to 2009.

General and administrative costs were approximately $4,390,000 and $2,607,000 for the years ended August 31, 2009 and 2008, respectively. The increase is due to the specific reasons presented below.
Consulting expenses were $3,005,000 and $1,777,000 for the years ended August 31, 2009 and 2008, respectively, an increase of $1,228,000. The vast majority of these expenses are in the form of stock based compensation and the increase is due to employing consultants for increased geological and engineering analysis of potential mining property acquisitions, environmental consulting, corporate communications, research and development of international opportunities.
Salaries and related payroll taxes were $603,000 and $306,000 for the years ended August 31, 2009 and 2008, respectively. The increase is due to executive compensation agreements with our Chief Executive Officer and Chief Financial Officer, which more accurately reflect their day-to-day commitment. All salaries are paid in the form of stock awards in lieu of cash exempt under Rule 16b-3.
Travel and related costs were $9,000 and $98,000 for the years ended August 31, 2009 and 2008, respectively, a decrease of $89,000. The decrease in travel during the 2009 fiscal year was due to management’s commitment to efficient due diligence procedures for potential acquisitions, and use of technology rather than personal travel associated with raising funds for the Company.
Website costs were $224,000 and $2,000 for the years ended August 31, 2009 and 2008, respectively, an increase of $222,000. The increase, paid in the form of stock based compensation, was due to the comprehensive redesign of our website along with the implementation of real-time tracking links to sources of related information. Website hosting costs remained $200 per month.
Investor relations expenses were $194,000 and $190,000 for the years ended August 31, 2009 and 2008, respectively. While there was not a significant change from 2008 to 2009, we are taking steps to dramatically reduce those expenses.
Overall professional fees decreased $243,000 from $494,000 in 2008, to $251,000 in 2009. The decrease is due to less outside legal fees.
Interest expense was $107,000 and $48,000 for the years ended August 31, 2009 and 2008, respectively, related to the mortgage on the Pride of the West Mill which was purchased in June 2007. The increase is primarily due to modified promissory note terms pursuant to note extension to June 29, 2010.
Other income was $69,000 and $16,000 during the years ended August 31, 2009 and 2008 respectively, and increase of $53,000 due primarily to gains on the sale of assets that were not immediately needed for operations.
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
Long-lived Assets: We periodically evaluate the carrying value of property, plant and equipment costs, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain circumstances in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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
In June 2008, the FASB issued Emerging Issue Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-5 requires the application of a two-step model in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluation of the instrument’s contingent exercise and settlement provisions. This statement is effective for the Company on September 1, 2009. The Company does not expect the adoption of this statement will have a material impact on its financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS 162 (SFAS No. 168). SFAS No. 168 provides for the FASB Accounting Standards Codification to be the single official source of authoritative, non-governmental GAAP. The Codification did not change GAAP, but reorganizes the structure. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will be adopted by the Company beginning in the first quarter of its fiscal year 2010. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial statements.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Colorado Goldfields Inc.
We have audited the accompanying balance sheets of Colorado Goldfields Inc. (an Exploration Stage Company) as of August 31, 2009 and 2008 and the related statements of operations, cash flows and stockholders’ equity (deficit) for each of the two years in the period ended August 31, 2009, and for the period from February 11, 2004 (inception) through August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Goldfields Inc. as of August 31, 2009 and 2008, and the results of its operations and cash flows for each of the two years in the period ended August 31, 2009, and for the period from February 11, 2004 (inception) through August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $5,281,857 for the year ended August 31, 2009, and a deficit accumulated during the exploration stage of $9,380,436 for the period from February 11, 2004 (inception) through August 31, 2009. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C. Denver, Colorado
November 18, 2009

Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	August 31,	August 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$559	$134,856
Prepaid expenses and other	262,508	79,656

Total Current Assets	263,067	214,512

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,699,620	1,819,834
Restricted cash (Note 3)	318,154	318,154
Other	13,520	13,520

Total Non-Current Assets	2,031,294	2,151,508

Total Assets	$2,294,361	$2,366,020

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable (Note 8)	$267,564	$398,671
Accrued liabilities (Note 8)	105,610	38,236
Notes payable, including accrued interest — related parties (Note 4)	100,774	—
Promissory note payable, including accrued interest (Note 5)	143,009	—
Mortgage notes payable, including accrued interest (Note 3)	729,895	650,000

Total Current Liabilities	1,346,852	1,086,907

Non-Current Liabilities
Asset retirement obligation (Note 2)	571,500	525,000

Total Non-Current Liabilities	571,500	525,000

Total Liabilities	1,918,352	1,611,907

Contingencies and Commitments (Notes 3, 4, 5, 6, 8, 10 and 11)

Stockholders’ Equity (Note 7)
Class A common stock, 2,500,000,000 shares authorized, $0.001 par value; 535,398,127 and 135,726,120 shares issued and outstanding, respectively	477,137	77,465

Class B common stock, 500,000,000 shares authorized, no par value; 35,732,285 and zero shares issued and outstanding	—	—

Additional paid in capital	9,250,058	4,745,977
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(9,380,436)	(4,098,579)

Total Stockholders’ Equity	376,009	754,113

Total Liabilities and Stockholders’ Equity	$2,294,361	$2,366,020

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations

			Accumulated from
	For the Year	For the Year	February 11, 2004
	Ended	Ended	(Date of Inception) to
	August 31, 2009	August 31, 2008	August 31, 2009

Revenue	$—	$—	$—

Operating expenses

Donated rent	—	—	9,750
Donated services	—	—	19,500
General and administrative	4,390,367	2,607,001	7,061,816
Mineral property and exploration costs	601,788	587,279	1,318,019
Professional fees	251,829	494,359	891,010

Total operating expenses	(5,243,984)	(3,688,639)	(9,300,095)

Other income (expense)
Other income	53,741	—	54,789
Interest income	15,389	15,838	31,227
Interest expense	(107,003)	(48,220)	(166,357)

Total other expense	(37,873)	(32,382)	(80,341)

Net Loss	$(5,281,857)	$(3,721,021)	$(9,380,436)

Net Loss Per Common Share — Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Number of Common Shares Outstanding	268,677,008	124,045,964

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows

			Accumulated from
	For the Year	For the Year	February 11, 2004
	Ended	Ended	(Date of Inception) to
	August 31, 2009	August 31, 2008	August 31, 2009

Cash Flows Used in Operating Activities:

Net loss	$(5,281,857)	$(3,721,021)	$(9,380,436)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	—	—	29,250
Depreciation	51,322	8,782	60,104
Stock issued for services	3,983,784	869,739	4,853,523
Stock-based compensation — options	4,094	895,209	899,303
Accrued interest on debt	101,046	—	101,046
Accretion expense on asset retirement obligation	46,500	25,000	71,500
Gain on sale of property, plant and equipment	(39,239)	—	(39,239)
Change in operating assets and liabilities:
Decrease (increase) in restricted cash	—	19,965	(318,154)
Decrease (increase) in prepaid expenses and other	74,647	(72,917)	(5,009)
Increase in accounts payable	376,952	322,225	775,623
Increase in accrued liabilities	67,374	9,810	105,610
Increase in reclamation bond	—	(318,154)	—
Decrease (increase) in other assets	—	600	(13,520)

Net cash used in operating activities	(615,377)	(1,960,762)	(2,860,399)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	109,500	35,000	144,500
Acquisition of property, plant and equipment	(4,120)	(462,939)	(717,736)

Net cash provided by (used in) investing activities	105,380	(427,939)	(573,236)

Cash Flows from Financing Acitvities:
Advances received	—	—	405,733
Repayment of advances	—	(400,733)	(405,733)
Proceeds from notes from related parties	375,700	—	385,752
Repayment of advances from related party	—	—	(10,052)
Proceeds from note payable	—	—	100,000
Repayment of note payable	—	(100,000)	(100,000)
Net proceeds from issuance of common stock	—	3,002,244	3,058,494

Net cash provided by financing activities	375,700	2,501,511	3,434,194

(Decrease) increase in cash and cash equivalents	(134,297)	112,810	559

Cash and cash equivalents — Beginning of Period	134,856	22,046	—

Cash and cash equivalents — End of Period	$559	$134,856	$559

Supplemental Disclosures:
Interest paid	$15,783	$48,220	$71,586
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable for promissory note	$135,294	$—	$135,294
Issuance of common stock to satisfy accounts payable	$370,015	$—	$370,015
Issuance of common stock for prepaid expenses	$257,499	$—	$257,499
Exchange of property, plant and equipment for accounts payable	$2,750	$—	$2,750
Forgiveness of related party debt and accrued interest	$288,361		$288,361

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
From February 11, 2004 (Date of Inception) to August 31, 2009

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders’
	Common Stock		Common Stock		Paid in	Donated	Exploration	Equity
Number of Shares	Shares	Amount	Shares	Amount	Capital	Capital	Stage	(Deficit)

Balances — February 11, 2004 (Date of inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	—	—	2,500
Donated services and rent	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	51,350,000	2,500	—	—	—	4,500	(5,898)	1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	—	—	53,750
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	114,510,500	56,250	—	—	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	114,510,500	56,250	—	—	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	114,510,500	56,250	—	—	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $282,231) (Note 7)	11,386,180	11,386	—	—	2,990,858	—	—	3,002,244
Shares issued for services (Note 7)	9,829,440	9,829	—	—	859,910	—	—	869,739
Stock-based compensation — options (Note 7)	—	—	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	—	—	(3,721,021)	(3,721,021)

Balances — August 31, 2008	135,726,120	77,465	—	—	4,745,977	29,250	(4,098,579)	754,113
Shares issued for services (Note 7)	370,282,860	370,283	—	—	3,871,000	—	—	4,241,283
Issuance of common stock to satisfy accounts payable (Note 7)	29,389,147	29,389	—	—	340,626	—	—	370,015
Stock-based compensation — options (Note 7)	—	—	—	—	4,094	—	—	4,094
Stock issued to beneficial owners of Class A Common Stock	—	—	35,732,285	—	—	—	—	—
Forgiveness of related party debt and accrued interest (Note 4)	—	—	—	—	288,361	—	—	288,361
Net loss	—	—	—	—	—	—	(5,281,857)	(5,281,857)

Balances — August 31, 2009	535,398,127	$477,137	35,732,285	$—	$9,250,058	$29,250	$(9,380,436)	$376,009

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
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

Going Concern and Management’s Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $1,083,785 at August 31, 2009, incurred a net loss of $5,281,857 for the year ended August 31, 2009, and has incurred a deficit accumulated during the exploration stage of $9,380,436 for the period from February 11, 2004 (inception) through August 31, 2009. Accordingly, it has not generated cash flows from operations and has primarily relied upon advances from officers, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

The Company continues to explore sources of additional financing to satisfy its current operating requirements. The Company currently faces a severe working capital shortage and is not generating any revenues. The Company will need to obtain additional capital to fund its operations, continue mining exploration activities and plans, and fulfill its obligations under its mineral property option agreements, and satisfy existing creditors.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the year ended August 31, 2009, the Company issued Class B Common Stock, which are not publicly traded shares, share dividends equally with Class A Common Stock, and are defined as participating securities under US Generally Accepted Accounting Principles; however, they have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the years ended August 31, 2009 and 2008, the effect the conversion of outstanding options and warrants and Class B common shares would have been anti-dilutive.

The following table presents information regarding the potential dilutive shares for the periods presented:

	Year ended	Year ended
	August 31,	August 31,
	2009	2008
Stock options	—	1,250,000
Class A warrants	11,386,180	11,386,180
Class B Common Stock	35,732,285	—
Class B warrants	35,732,285	—
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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management believes no impairment exists as of August 31, 2009.

Financial Instruments

Effective September 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. As permitted by FASB (“Financial Accounting Standards Board”) Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157, the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a non-recurring basis, until September 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

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

As of August 31, 2009, the Company had the following financial assets and liabilities which are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash (time deposits)	—	$318,154	—
The Company has no financial assets or liabilities measured at fair value using Level 1 or Level 3 inputs.

The fair values of other financial assets and liabilities, which include cash, accounts payable and notes payable were estimated to approximate their carrying value due to the immediate or short-term maturity of these financial instruments. The fair value of the letter of credit issued in conjunction with the reclamation bond (Note 4) approximates the fees paid to obtain it.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is determined to be more likely than not. The Company has adopted SFAS No. 109, Accounting for Income Taxes as of its inception. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company has no unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and in the state of Colorado. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no income tax expense recognized during the years ended August 31, 2009 or 2008 for interest and penalties.

Share Based Payments

The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements, and the cost is measured based on the grant date fair value of the award. Stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period). The Company utilizes the Black-Scholes option-pricing model to determine fair value of stock option awards. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

Asset Retirement Obligation

SFAS 143, Accounting for Asset Retirement Obligations, requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset (see Note 3). Accretion expense is recorded in each subsequent period to recognize the changes in the liability resulting from the passage of time. During the years ended August 31, 2009 and 2008, the Company recorded accretion expense of $46,500 and $25,000, respectively. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the long-lived asset. Other than the increase due to accretion, no other changes or revisions to the original fair value of the liability occurred during the years ended August 31, 2009 or 2008.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; 2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after September 1, 2009 for the Company. The Company does not expect that the adoption of SFAS 141R will have an impact on its financial statements unless the Company enters into business acquisitions in the future.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective for the Company on September 1, 2009. The adoption of SFAS 160 will not have an impact on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-5 requires the application of a two-step model in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluation of the instrument’s contingent exercise and settlement provisions. This statement is effective for the Company on September 1, 2009. The Company does not expect the adoption of this statement will have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS 162 (SFAS No. 168). SFAS No. 168 provides for the FASB Accounting Standards Codification to be the single official source of authoritative, non-governmental GAAP. The Codification did not change GAAP, but reorganizes the structure. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will be adopted by the Company beginning in the first quarter of its fiscal year 2010. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial statements.

3.	Property, Plant and Equipment

On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property bearing interest at 7% per year with interest only payable monthly for two years, with all unpaid principal originally due June 29, 2009. In July 2009, the due date on the mortgage was extended until June 29, 2010. Interest on the unpaid interest and principal balance accrues at the rate of 12% per annum from August 28, 2008 forward. Interest expense related to the Mill note for the years ended August 31, 2009 and 2008 was $79,897 and $45,500, respectively.

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

Property, plant and equipment consist of the following as of August 31, 2009 and 2008:

	August 31,	August 31,
	2009	2008
Computer equipment	$2,118	$2,118
Vehicle	—	3,267
Mine and drilling equipment	113,278	116,379
Mobile mining equipment	61,519	140,585
Land and mill	1,567,176	1,566,267

	1,744,091	1,828,616
Less accumulated depreciation	(44,471)	(8,782)

	$1,699,620	$1,819,834

Depreciation expense was $51,322 and $8,782 for the years ended August 31, 2009 and 2008, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the of the Company’s property, plant and equipment has not yet been placed in service.

4.	Notes payable — related parties

During the year ended August 31, 2009, the Company borrowed $72,500 and $303,200 from its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The Company subsequently entered into amended note agreements with its CEO to extend the due dates an additional six months from the original due dates. During the year ended August 31, 2009, the Company’s CFO forgave certain notes and accrued interest which has been accounted for as a capital transaction resulting in an increase in equity of $288,361. During the year ended August 31, 2009, the Company recorded interest expense of $13,435 relating to the Notes. The notes outstanding at August 31, 2009 are due at varying times between January 19, 2010 and September 18, 2010.

5.	Promissory note payable

On October 2, 2008, the Company executed an unsecured promissory note with one of its vendors for services rendered totaling $135,294. The promissory note bears interest at 6.25% per annum and the principal and interest were due on December 19, 2008. The Company recorded interest expense of $7,715 for the year ended August 31, 2009. The promissory note is in default and a Motion for Summary Judgment has been granted. See Note 10 for additional details.

6.	Mineral properties interests

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

In order to keep the option in good standing, the Company must make payments to the Optionors as follows:
a)	cash payment of $50,000 within 30 days from the date of the option agreement (which was paid by the Company in August 2007 and recorded as expense);
b)
cash payment of $100,000 within one year from the date of the option agreement (which was extended to March 15, 2009 and includes accrued interest at 8.5% per annum from the original date of June 17, 2008) See Note 10 for additional details;

c)	cash payment of $200,000 within two years from the date of the option agreement, originally due on June 19, 2009, which was not made. See Note 10 for additional details.
d)
100 troy ounces of gold contained in gold ore, or the cash equivalent thereof, within three years of the date of the option agreement, and annually thereafter up to and including the 10th year from the date of the option agreement, which payments shall only be made if the Company successfully operates the Mill during any part of the year in which payment is due.

e)	Pursuant to the option agreement, the Company has been appointed as the initial operator on the properties, with certain rights and obligations as described in the option agreement.

The option agreement: (i) will terminate in the event the Company fails to make any of the payments required to maintain the option in good standing; and (ii) notwithstanding anything else in the option agreement, may be terminated by the Company within 18 (amended to 12), months from date of the option agreement by providing 10 days’ written notice to the Optionors. See Note 10 for additional details.

7.	Stockholder’s Equity
Stock Split

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

Fiscal 2008 Common Stock Transactions:

On November 20, 2007, the Company issued a total of 11,386,180 common shares at a price of $0.2885 per common share under a private placement for gross proceeds of $3,284,475 (net proceeds of $3,002,244). Each common share was issued with one non-transferable share purchase warrant. Each warrant entitles the holder thereof to purchase an additional common share at a price of $0.50 per share. All warrants expired on November 14, 2009.

During the year ended August 31, 2008, the Company issued 130,000 shares of its restricted stock to a consultant for investor relations services valued at $0.17 per share (the quoted market price at the date of issuance), which resulted in $22,000 being recorded as expense. The Company also issued 1,866,940 shares to YA Global Investments pursuant to the terms of an unsuccessful financing. The shares were valued at $0.06 per share (the quoted market price at the date of issuance), resulting in $114,889 being recorded as expense.

In February 2008, the Company approved the 2008 Stock Incentive Plan (“2008 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company. The 2008 Plan provides that awards may be granted for up to 12,480,000 shares of the Company’s common shares.

Pursuant to the 2008 Plan, during the year ended August 31, 2008, the Company issued 7,832,500 shares of its common stock to employees, directors and consultants for services rendered. The common shares were valued based on the quoted market price on the date of the respective stock grant, which ranged from $0.06 to $0.11 per share. The total grant date fair value of these shares was $974,389. Of the 7,832,500 common shares issued, 1,014,000 common shares, valued at $109,200, have vesting requirements and are being amortized and recorded to expense over the requisite service period, which is six to eighteen months. During the year ended August 31, 2008, the Company recorded expense of $732,850 related to the 7,832,500 shares.

Fiscal 2009 Common Stock Transactions:

On February 20, 2009, the Company effected a reclassification and exchange of its common stock to Class A Common Stock on a 1 for 1 basis, obtained a new CUSIP number (19647Y302), and began trading under the symbol CGFIA.

Also in February 2009, the Company authorized a new series of common stock entitled Class B Common Stock with no par value. Class B Common Stock is not convertible, and shares equally in dividends with Class A Common Stock. The total number of authorized Class B Common Stock is 500,000,000 shares, and each share of Class B common stock is entitled to two votes.

On February 27, 2009, the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance at an exercise price of $0.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Series A common stockholders to receive Class B Securities, certain conditions must be met. As of August 31, 2009, 35,732,285 (out of a potential of 50,376,756) Class B Securities have been issued. The date of any future issuances of Class B Securities is uncertain.

During the year ended August 31, 2009, the Company issued 975,000 shares of restricted Class A Common Stock valued at $0.02 to $0.04 per share (the quoted market prices at the dates of the respective stock grants) and an additional 68,250,000 shares of its restricted Class A common stock valued at $0.0035 to $0.02 per share (the quoted market prices at the dates of the respective stock grants), to a consultant for corporate communications services which resulted in $318,000 being recorded as expense. Also during the year ended August 31, 2009, the Company issued 50,000,000 shares of restricted Class A Common Stock to employees, directors and consultants valued at $0.0133 per share (the quoted market prices at the dates of the respective stock grants), for services rendered during the year ended August 31, 2009, which resulted in $665,000 being recorded as expense.

Pursuant to the 2008 Plan the Company issued 4,579,770 shares of its Class A Common Stock to employees, directors and consultants for services rendered during the year ended August 31, 2009. The common shares were valued based upon the quoted market price on the date of the respective stock grants, which ranged from $0.02 to $0.08 per share. The total grant date fair value of these shares was $224,250, of which $55,250 was expensed upon issue. Of the 12,412,270 common shares issued under the 2008 Plan as of August 31, 2009, 3,809,000 common shares, valued at $278,200, have vesting requirements and are being amortized and recorded to expense over the requisite service period, which is six to eighteen months. During the year ended August 31, 2009, the Company recorded expense of $209,111 related to the 3,809,000 shares.

In September 2008, the Company approved the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan (“2008 Consultants Plan”) whereby the Company may grant up to 65,000,000 shares of the Company’s stock in exchange for services rendered to the Company. In January 2009 and again in March 2009, the Company authorized an additional 50,000,000 shares under the 2008 Consultants Plan. In June 2009, the Company authorized an additional 100,000,000 shares under the 2008 Consultants Plan. Therefore, the total authorized shares available for grant under the 2008 Consultants Plan is 265,000,000 as of August 31, 2009. During the year ended August 31, 2009, the Company has issued 206,630,586 shares of its Class A Common Stock under the 2008 Consultants Plan for services rendered by various consultants valued at $0.0035 to $0.08 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $2,809,610 being recorded as expense.

In November 2008, the Company approved the 2008 Employee and Director Stock Compensation Plan (“2008 Employee Plan”), whereby the Company may grant up to 46,800,000 shares of the Company’s stock in exchange for services rendered to the Company. In January 2009, the Company authorized an additional 39,000,000 shares under the 2008 Employee Plan. During the year ended August 31, 2009, 69,236,650 shares of Class A Common Stock were issued to employees valued at $0.0034 to $0.08 per share (the quoted market prices at the dates of the respective stock grants), for services rendered during the year ended August 31, 2009, which resulted in $554,276 being recorded as expense.

Stock options

The Company recorded compensation expense related to stock options of $4,094 and $895,209 for the years ended August 31, 2009 and 2008, respectively. As of August 31, 2009, the Company had no unrecognized compensation cost related to stock options. During the year ended August 31, 2009, the Company did not grant options, 600,000 options were cancelled and 650,000 options were forfeited. As of August 31, 2009, no options are outstanding under the 2008 Plan.

A summary of option activity under the 2008 Plan for the years ended August 31, 2008 and 2009 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at September 1, 2007	—
Granted	2,400,000	$0.59
Forfeited	(608,332)	0.70
Cancelled	(541,668)	0.69

Outstanding at August 31, 2008	1,250,000	0.50
Granted	—	—
Forfeited	(650,000)	0.32
Cancelled	(600,000)	0.70

Outstanding at August 31, 2009	—	$—	—	$—

Exercisable at August 31, 2009	—	$—	—	$—

The following table presents information relating to nonvested stock options as of August 31, 2009:

		Weighted Average Grant-Date
	Shares	Fair Value
Nonvested at September 1, 2008	500,000	$0.13
Vested	(125,000)	(0.13)
Forfeited	(375,000)	(0.13)

Nonvested at August 31, 2009	—	$—

8.	Related Party Transactions
a)
For the year ended August 31, 2009, the Company recognized $9,000 for mineral property and exploration costs that were incurred from a company owned by the former president of the Company. For the year ended August 31, 2008, the Company recognized $41,540 for mineral property and exploration costs that were incurred directly or from a company partially owned by a former officer and director of the Company. For the year ended August 31, 2008, the Company recognized $77,985 for mineral property and exploration costs and property, plant and equipment costs that were incurred from a company owned by the former president of the Company. In addition during the year ended August 31, 2008, the Company sold property, plant and equipment and other assets to an affiliated company at book value for cash of $35,000. No gain or loss was recorded on the sale.

b)
Accounts payable and accrued liabilities at August 31, 2009 and 2008, include $39,167 and $24,258, respectively, due to affiliated companies for mineral property and exploration costs, general and administrative costs and property, plant and equipment.

9.	Income Taxes

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended August 31, 2009 and 2008 are as follows:

	2009	2008
Expected income tax benefit at statutory rate	$1,848,650	$1,302,357
State taxes	132,046	93,024
Permanent difference	391	1,760
Other	(980)	5,586
Change in valuation allowance	(1,980,107)	(1,402,727)

Income tax benefit	$—	$—

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $7,295,000 as of August 31, 2009. These NOLs expire on various dates through 2029. On June 17, 2007, a change in control occurred which may substantially limit utilization of net operating losses incurred prior to that date.

The Company’s deferred tax assets as of August 31, 2009 and 2008 are estimated as follows:

	2009	2008
Net operating loss	$2,744,816	$949,736
Property, plant and equipment	334,052	166,153
Deferred financing costs	—	62,823
Stock-based compensation	436,111	356,160

Deferred tax assets	3,514,979	1,534,872
Valuation allowance	(3,514,979)	(1,534,872)

Net deferred tax assets	$—	$—

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

On March 2, 2009, the Company’s former legal counsel filed a Complaint in District Court, Denver, Colorado, claiming breach of contract of the promissory note executed by the Company on October 2, 2008 (Note 5). On October 16, 2009, the Court granted a motion for summary judgment against the Company in the amount of $138,005 plus interest at 6.25% until satisfied.

On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement (Note 6a), and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 51,500,000 shares of Class A Common Stock held by Hennis. Company counsel advises that the Hennis complaint is barred due to Hennis’s affiliate and control person status and moreover is filed in bad faith, since among other things, on June 17, 2008, as President and CEO of the Company, Hennis elected not to pay the option fee then due. The Company received a written settlement offer from Mr. Hennis two days after the Company was served on April 8, 2009. A counter-claim with jury demand has been filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest. No trial date has been set. The outcome of the litigation is not certain; however, it does appear that the Company has legitimate defenses to mitigate damages, if any exist. Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. The Company has recorded liabilities of approximately $58,000 related to the claims of the litigation. Additional claims between a range of $190,000 and $220,000 are asserted by Mr. Hennis. However, the Company believes that the probability of having to recognize these additional liabilities is remote.

11.	Commitments and contingencies

On July 1, 2009, the Company entered into a new twelve month executive employment agreement with its CFO. Under the terms of the Agreement, the CFO will receive a salary of $20,000 per month, in addition to certain employee benefits such as health insurance. The CFO is also entitled to six month’s salary if terminated by the Company for convenience or due to a change of control.

12.	Subsequent Events
The Company has evaluated subsequent events through November 18, 2009, the date the financial statements were issued.
Common Stock Transactions

Subsequent to August 31, 2009, the Company has issued 245,954,500 shares of its Class A Common Stock to employees and consultants for services, valued at approximately $756,422 under the various stock compensation plans of the Company, and 125,000,000 restricted shares of its Class A Common Stock pursuant to two lease with an option to purchase leases, for a total of 370,954,500 shares. The Company has issued 4,857,669 shares of Class B Common Stock pursuant to its stock dividend of February 27, 2009.

Subsequent to August 31, 2009, the Company has borrowed $116,000 from its CFO. In connection with the borrowings, the Company executed unsecured promissory notes, which have the same characteristics as the Notes described in Note 4.

On September 14, 2009, the Company authorized an increase of 300,000,000 shares under the 2008 Consultants Plan and an increase of 125,000,000 shares under the 2008 Employee Plan.
Mining Property Agreements

On September 18, 2009 the Company entered into a lease with an option to purchase the King Solomon Mine. The Lease/Option is for a period of three years in consideration for which the Company issued 50,000,000 shares of restricted Class A Common Stock. The stock is further restricted from sale during the initial term of the lease. The Lease/Option is to automatically renew and continue so long as ores, minerals, or metals are produced or sold. The Company is to perform exploration, mining, development, production, processing or any other activity which benefits the leased premises at a minimum cost of $50,000 for each successive three year term during the term of the Lease/Option. The Company is to pay lessor a 3.5% net smelter royalty on all mineral bearing ores. The Company has the sole and exclusive option to purchase all of lessor’s right, title and interest in the property for a total purchase price of $1,250,000. This amount may be paid in cash or other cash equivalent as mutually agreed by lessor and the Company.

On September 30, 2009 the Company entered into a lease with an option to purchase the Brooklyn Mine. The lease/option is for a period of three years in consideration for which the Company issued 75,000,000 shares of restricted Class A Common Stock. The stock is further restricted from sale during the initial term of the lease. The lease/option is to automatically renew and continue so long as ores, minerals, or metals are produced or sold. The Company is to perform exploration, mining, development, production, processing or any other activity which benefits the leased premises at a minimum cost of $150,000 for the first year, $200,000 for the second year and $250,000 for the third year. The Company is to pay lessor a 5% net smelter royalty on all mineral bearing ores. The Company has the sole and exclusive option to purchase all of lessor’s right, title and interest in the property for a total purchase price of $4,000,000, plus a perpetual 2% net smelter royalty. This amount may be paid in cash or other cash equivalent as mutually agreed by the Company and the lessor.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of August 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2009 as a result of the material weakness in internal control over financial reporting discussed below.
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of August 31, 2009. Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.
While we implemented several changes to strengthen our internal controls during the fiscal year ended August 31, 2009 as described above, our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:
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
The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

		First
		Became Officer
Name and Address	Age	and/or Director	Position(s)

Lee R. Rice 10920 W. Alameda Ave. Suite 207 Lakewood, CO 80226	65	July 2008	Director, President and CEO

C. Stephen Guyer 10920 W. Alameda Ave. Suite 207 Lakewood, CO 80226	56	February 2008	Director and CFO

Beverly E. Rich 1553 Greene St. Silverton, CO 81433	58	July 2007	Director

Norman J. Singer 885 S. Garfield St. Denver, CO 80209	68	September 2008	Director

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
Board Meetings
During the fiscal year ended August 31, 2009, we had five directors until February 20, 2009 when Eric O. Owens resigned, and four directors for the remainder of the fiscal year. During the year fiscal year August 31, 2009, the Board has held four meetings and has taken numerous actions by unanimous written consent.
During the fiscal year ended August 31, 2008, we had four directors. During the year fiscal year August 31, 2008, the Board has held three meetings and has taken numerous actions by unanimous written consent.

Audit, Compensation and Nominating Committees
As noted above, our common stock is listed on the OTC Bulletin Board, which does not require companies to maintain audit, compensation or nominating committees. Considering the foregoing and the fact that we are an early stage exploration company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of four members, two of which are considered independent.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. To our knowledge, during the fiscal year ended August 31, 2009, based solely on a review of such materials as are required by the SEC, all required reporting is current and accurate.
Code of Business Conduct and Ethics
We have adopted a code business conduct and ethics that applies to all of our executive officers and employees. The Code addresses conflicts of interest, compliance with all laws and other legal requirements, conduct of business in an honest and ethical manner, integrity and actions in the Company’s best interest. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code. The Sarbanes-Oxley Act of 2002 requires companies to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Company currently has such procedures in place. Colorado Goldfields’ Code of Business Ethics and Conduct is available on our web site at www.cologold.com/s/pdfs/Code_of_Business_Conduct_Ethics.pdf.

Item 11.	Executive Compensation
Compensation Covered — All Executive Officers
All executive officers for most recent fiscal year ended August 31, 2009 are as follows.
Lee R. Rice, President, CEO
C. Stephen Guyer, Chief Financial Officer
Summary Compensation Table
The following table summarizes all compensation recorded by us in the most recent fiscal years ended August 31, 2009 and 2008 for our named executive officers.

						Non-	Nonqualified
Name						Equity	Deferred
and				Stock	Option	Incentive	Compensation	All other
Principal		Salary	Bonus	Awards	Awards	Plan	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	Compensation	($)	($)	($)
Lee R. Rice	2009	58,350	—	104,331	—	—	—	—	162,681
President, CEO	2008	—	—	—	—	—	—	—	—

C. Stephen Guyer,	2009	165,000	243,375	136,400	—	—	—	—	544,775
Chief Financial Officer	2008	94,423	—	50,000	32,752	—	—	—	177,175

Todd C. Hennis,	2009	—	—	—	—	—	—	—	—
Former President, CEO	2008	115,000	—	—	408,600	—	—	4,200	527,800

Gary Schellenberg,	2009	—	—	—	—	—	—	—	—
Former VP Exploration	2008	2,438	—	—	337,500	—	—	—	339,938
Mr. Hennis resigned his positions with the Company on September 9, 2008. Mr. Schellenberg was employed with us on a part-time basis during fiscal 2008. Mr. Schellenberg resigned his positions with the Company for personal reasons on July 31, 2008.
Description of Summary Compensation Table
Executive Employment Agreements
Lee R. Rice. We employed Lee R. Rice on September 10, 2008, as our Interim Chief Executive Officer. On December 15, 2008, we entered into a new employment agreement with Mr. Rice. Under the new agreement which is month to month, we have agreed to the following: (i) the payment by our company to Mr. Rice of a salary of $5,000 per month; (ii) certain employee benefits, including group health insurance, pension and profit sharing and other such benefits that we may elect to provide our other employees from time to time. The executive employment agreement may be terminated, among other things: (i) by notice of termination from one party to the other; (ii) upon the death of Mr. Rice. Upon the termination of the executive employment agreement, Mr. Rice will generally be entitled to separation pay equal to one month of pay for each year of service.
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

We entered into a new employment agreement with Mr. Guyer, effective July 1, 2009. Under the new agreement which is for a period of one year, we have agreed to the following: (i) the payment by our company to Mr. Guyer of a salary of $20,000 per month; (ii) certain employee benefits, including group health insurance, pension and profit sharing and other such benefits that we may elect to provide our other employees from time to time. Mr. Guyer acknowledges that salary and/or expenses may, upon consultation with the Chief Executive Officer, be paid in stock pursuant to the Company’s 2008 Employee and Director Stock Compensation Plan in lieu of cash. The executive employment agreement may be terminated, among other things: (i) by notice of termination from one party to the other; (ii) upon the death of Mr. Guyer. Upon the termination of the executive employment agreement, Mr. Guyer will generally be entitled to separation pay equal to six months of pay for each year of service.
Equity Compensation Plans
2008 Stock Incentive Plan
On February 14, 2008, our Board of Directors unanimously approved our 2008 Stock Incentive Plan (the “2008 Plan”). The purpose of the Plan is to retain current, and attract new, employees, directors, consultants and advisors that have experience and ability, along with encouraging a sense of proprietorship and interest in the Company’s development and financial success. The Board of Directors believes that option grants and other forms of equity participation are an increasingly important means of retaining and compensating employees, directors, advisors and consultants. The 2008 Plan authorizes us to issue up to 12,480,000 shares of our common stock. The plan allows us to grant tax-qualified incentive stock options, non-qualified stock options and restrictive stock awards to employees, directors and consultants of our company.
In order to be able to grant qualified “incentive stock options” under the 2008 Plan in accordance with Section 422 of the Internal Revenue Code, as amended, we must obtain shareholder approval of the 2008 Plan within 12 months before or after the 2008 Plan was adopted. Accordingly, we submitted the Plan for shareholder approval in March 2008 as part of the annual shareholders meeting, but were unable to achieve a quorum. To the extent that the 2008 Plan is not approved by our shareholders at the annual meeting, the 2008 Plan will nonetheless continue in existence as a valid plan, but any stock options granted under the 2008 Plan will be non-qualified stock options for tax purposes.
Unless terminated earlier by the Board, the 2008 Plan will expire on February 13, 2018. As of August 31, 2009 there are no outstanding options under the 2008 Plan.
2008 Non-Qualified Consultants & Advisors Stock Compensation Plan
On September 12, 2008, our Board of Directors approved the 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan. As of November 18, 2009 we are authorized to issue up to 565,000,000 shares of our Common Stock to consultants or advisors in connection with services rendered by such persons or entities. The plan is administered by our Compensation Committee of the Board of Directors, or if the we do not have a Compensation Committee, then a committee appointed by the Board which is to consist of one executive officer of the Company and at least one independent, non-employee member of the Board. If no committee is appointed, then the Board of Directors administers the plan. We currently do not have a Compensation Committee. Our Board has appointed C. Stephen Guyer, our Chief Financial Officer and Director, and Norman Singer, one of our independent Directors, to act as the committee to administer the plan. As of September 19, 2009 we are authorized to issue up to 565.000,000 shares of our Class A Common Stock, subject to adjustment in case of a subdivision of our outstanding shares of Class A Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock. One of the primary purposes of the plan is to give our company the flexibility to pay for services with shares of our Class A common stock rather than with cash during our exploratory stage.

2008 Employee & Director Stock Compensation Plan
In November, 2008, our Board of Directors approved the 2008 Employee & Director Stock Compensation Plan. The purpose of this plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company. Considering that we are an exploratory mining company which faces challenging economic times and difficult capital markets, the Board of Directors believes that using our common stock is an important means of retaining and compensating employees and directors. As of November 18, 2009 we are authorized to issue up to 210,800,000 shares of our Class A Common Stock, subject to adjustment in case of a subdivision of our outstanding shares of Class A Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Class A Common Stock. The Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, one of whom is an independent director, or in the absence of such a committee, the Plan is to be administered by the Board of Directors. Our Board of Directors appointed C. Stephen Guyer, our CFO, and Norman Singer, one of our independent directors, to the committee. Any of our employees or directors are eligible to receive awards under this plan.
Outstanding Equity Awards at Fiscal Year-end.
There we no outstanding equity awards for our Executive officers in the most recent fiscal year ended August 31, 2009.
Stock Option Exercised
There were no stock options exercised on common shares in fiscal year 2009, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.
Expense Reimbursement
We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.
Retirement Plans and Benefits.
None.

Director Compensation
The following table summaries all director compensation for our Executive officers in the most recent fiscal year ended August 31, 2009. There are no other standard compensation arrangements in place and all directors are treated equally with respect to any compensation.

	Fees earned or	Stock	Option	Total
Name	paid in cash ($)	awards ($)(1)	awards ($)	($)
Lee R. Rice	—	104,331	—	104,331
C. Stephen Guyer	—	136,400	—	136,400
Eric Owens (2)	—	5,600	—	5,600
Beverly E. Rich	—	64,431	—	64,331
Norman Singer	—	136,400	—	136,400

(1)	The stock awards noted in the foregoing table contain the following provisions.

(2)	Mr. Owens resigned as a director effective February 9, 2009.

Name and Position	No. of Shares	Vesting Provisions
Beverly E. Rich, Director	325,000	65,000 of the shares vested; the remaining 260,000 shares vest if the participant continues as a Director of the Company through February 28, 2010.

Eric O. Owens, Director	325,000	65,000 of the shares vested; the remaining 260,000 shares vest if the participant continues as a Director of the Company through February 28, 2010.

Lee R. Rice, Director	325,000	65,000 of the shares vested; the remaining 260,000 shares vest if the participant continues as a Director of the Company through February 28, 2010.

Beverly E. Rich, Director	325,000	Fully vested.

Eric O. Owens, Director	325,000	Fully vested.

Lee R. Rice, Director	325,000	Fully vested.

Norman Singer, Director	325,000	Fully vested.

Beverly E. Rich, Director	2,000,000	Restricted, under Rule 144, shares issued on March 26, 2009

Lee R. Rice, Director	5,000,000	Restricted, under Rule 144, shares issued on March 26, 2009

Norman J. Singer, Director	2,000,000	Restricted, under Rule 144, shares issued on March 26, 2009

C. Stephen Guyer, Director	8,000,000	Restricted, under Rule 144, shares issued on March 26, 2009
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
The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of November 18, 2009, by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Except as indicated, the address of each of the persons named in the table is that of the Company’s principal executive offices. As of November 18, 2009, there were 2,500,000,000 shares of our common stock authorized and 906,352,627 shares outstanding.

		Amount and
		Nature of
	Name and Address of	Beneficial		Percentage of
Title of Class	Beneficial Owner	Ownership		Common Stock
Common Stock	C. Stephen Guyer	84,944,064	(1)	9.4%
	10920 W. Alameda Avenue, Suite 207
	Lakewood, CO 80226

Common Stock	Todd C. Hennis	51,350,000	(1)	5.7%
	10920 W. Alameda Avenue, Suite 207
	Lakewood, CO 80226

Common Stock	Lee R. Rice	19,383,450	(1)(2)	2.1%
	10920 W. Alameda Avenue, Suite 207
	Lakewood, CO 80226

Common Stock	Beverly E. Rich	2,650,000	(1)(2)	0.3%
	1553 Greene Street
	Silverton, CO 81433

Common Stock	Norman J. Singer	2,650,000	(1)	0.3%
	885 S. Garfield St.
	Denver, CO 80209

Common Stock	All officers and directors (4 persons)	160,977,514		17.8%

Total outstanding		906,352,627

Total Affiliate		212,327,514

Total non-affiliate		694,025,113

(1)	All shares are owned directly.

(2)	All shares are owned directly. 200,000 shares are subject to forfeiture provisions, which lapse if the recipient continues as a Director of the Company through February 28, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Subsequent to August 31, 2009 we have borrowed $116,000 from our Chief Financial Officer. In connection with the borrowings, we have executed unsecured convertible promissory notes (“Notes”) which are due six months from the dates of issue and carry interest rates of 6.5% (or 18% if the note is in default.) The Notes also provide that we pay collection costs and attorney fees if the Notes are not paid when due. At their election and in lieu of cash payment of the principal and interest on the Notes, the Note holders may convert their Notes is into shares of common stock. At the Holder’s option, the conversion formula is: total principal plus accrued interest, plus a 25% premium, divided by the volume weighted average closing price of the 5 trading days prior to the date of conversion, equals number of shares.
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
GHP Horwath, P.C. has served as Colorado Goldfields Inc.’s independent registered public accounting firm since November 8, 2007. The following discussion presents fees for services rendered for 2009 and 2008.
Audit Fees
Audit fees include fees incurred for professional services rendered in connection with the audit of Colorado Goldfields Inc.’s annual financial statements for the fiscal years ended August 31, 2009 and 2008, the review of the quarterly interim financial statements included in Colorado Goldfields’ Forms 10-Q for the fiscal years ended August 31, 2009 and 2008, and services rendered to issue consents required in certain of the Company’s registration statements. The audit fees expected to be billed (for the year ended August 31, 2009) and billed to us by GHP Horwath, P.C. for the years ended August 31, 2009 and 2008, including out-of-pocket costs were approximately $51,000 and $65,000, respectively. There were no audit related, tax, or other fees billed by GHP Horwath, P.C.

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

C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer
November 18, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 18, 2009.

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

Exhibit
Number	Description

10.14	2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 17, 2008 and incorporated herein by reference.

10.15	2008 Employee and Director Stock Compensation Plan. Filed as exhibit 10.1 to Form 8-K filed on November 14, 2008 and incorporated herein by reference.

10.16	Employment Agreement: Lee R. Rice dated September 10, 2008. Filed as Exhibit 10.1 to Form 8-K filed December 17, 2008, and incorporated herein by reference.

10.17	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.18	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.19	Form RW filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

10.20	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on April 3, 2009 and incorporated herein by reference.

10.21	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on June 26, 2009 and incorporated herein by reference.

10.22	Employment Agreement of C. Stephen Guyer dated July 1, 2009. Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2009, and incorporated herein by reference.

10.23	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.

10.24	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.

10.25
Mining Lease Agreement between Colorado Goldfields Inc. and Larry H. Killian dated September 18, 2009. Filed as Exhibit 10.1 to Form 8-K filed on September 23, 2009 and incorporated herein by reference.

10.26
Mining Lease Agreement between Colorado Goldfields Inc. and Frank J. Montonati and Don Laeding dated September 30, 2009. Filed as Exhibit 10.1 to Form 8-K filed on October 6, 2009 and incorporated herein by reference.

14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

23.1	Consent of GHP Horwath, P.C.*

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer,*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

*	Filed herewith.