Form 10-Q
period 2009-11-30
COLORADO GOLDFIELDS INC.
filed 2010-01-11
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

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
APPLICABLE ONLY TO CORPORATE ISSURERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 8, 2010

Class A Common Stock, $0.001 Par Value Class B Common Stock (Restricted), No Par Value	1,054,438,767 40,593,979

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	November 30,	August 31,
	2009	2009
	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,840	$559
Prepaid expenses and other	115,662	262,508

Total Current Assets	117,502	263,067

Non-Current Assets
Property, plant and equipment (Note 3)	1,690,006	1,699,620
Mining rights (Note 4)	382,430	—
Restricted cash (Note 3)	318,154	318,154
Other	13,520	13,520

Total Non-Current Assets	2,404,110	2,031,294

Total Assets	$2,521,612	$2,294,361

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable (Note 8)	$212,036	$267,564
Accrued liabilities (Note 8)	88,327	105,610
Notes payable, including accrued interest — related parties (Note 5)	240,724	100,774
Promissory note payable, including accrued interest (Note 6)	145,117	143,009
Mortgage notes payable, including accrued interest (Note 3)	749,770	729,895

Total Current Liabilities	1,435,974	1,346,852

Non-Current Liabilities
Asset retirement obligation	581,500	571,500

Total Non-Current Liabilities	581,500	571,500

Total Liabilities	2,017,474	1,918,352

Contingencies and Commitments (Notes 3, 4, 5 ,6, 8, 9, 10 and 11)

Stockholders’ Equity (Note 7)
Class A common stock, 2,500,000,000 shares authorized, $0.001 par value; 951,352,627 and 535,398,127 shares issued and outstanding, respectively	893,092	477,137

Class B common stock, 500,000,000 shares authorized, no par value; 40,593,979 and 35,732,285 shares issued and outstanding	—	—

Additional paid in capital	10,127,220	9,250,058
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(10,545,424)	(9,380,436)

Total Stockholders’ Equity	504,138	376,009

Total Liabilities and Stockholders’ Equity	$2,521,612	$2,294,361

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Accumulated
			from February 11,
	For the Three	For the Three	2004 (Date of
	Months Ended	Months Ended	Inception) to
	November 30, 2009	November 30, 2008	November 30, 2009

Revenue	$—	$—	$—

Operating expenses

Donated rent	—	—	9,750
Donated services	—	—	19,500
General and administrative	950,924	1,161,352	8,012,740
Mineral property and exploration costs	108,042	262,685	1,426,061
Professional fees	79,072	103,210	970,082

Total operating expenses	(1,138,038)	(1,527,247)	(10,438,133)

Other income (expense)
Other income	—	2,500	54,789
Interest income	1,377	11,241	32,604
Interest expense	(28,327)	(14,034)	(194,684)

Total other expense	(26,950)	(293)	(107,291)

Net Loss	$(1,164,988)	$(1,527,540)	$(10,545,424)

Net Loss Per Common Share — Basic and Diluted	*	$(0.01)

Weighted Average Number of Common Shares Outstanding	780,402,501	152,336,978

*	Amount is less than $(0.01) per share.
The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Three	For the Three	February 11, 2004
	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2009	November 30, 2008	November 30, 2009

Cash Flows Used in Operating Activities:
Net loss	$(1,164,988)	$(1,527,540)	$(10,545,424)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	—	—	29,250
Depreciation and amortization	9,614	13,886	69,718
Impairment of mining rights	25,070	—	25,070
Stock issued for services	850,106	1,121,593	5,703,629
Stock-based compensation — options	—	4,094	899,303
Accrued interest on debt	24,733	2,638	125,779
Accretion expense on asset retirement obligation	10,000	6,250	81,500
Gain on sale of property, plant and equipment	—	—	(39,239)
Change in operating assets and liabilities:
Increase in restricted cash	—	—	(318,154)
(Increase) decrease in prepaid expenses and other	(437)	35,373	(5,446)
Increase in accounts payable	127,266	13,126	902,889
(Decrease) increase in accrued liabilities	(17,283)	70,439	88,327
Increase in other assets	—	—	(13,520)

Net cash used in operating activities	(135,919)	(260,141)	(2,996,318)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	—	—	144,500
Acquisition of property, plant and equipment	—	(2,008)	(717,736)

Net cash used in investing activities	—	(2,008)	(573,236)

Cash Flows from Financing Acitvities:
Advances received	—	—	405,733
Repayment of advances	—	—	(405,733)
Proceeds from notes from related parties	137,200	131,500	522,952
Repayment of advances from related party	—	—	(10,052)
Proceeds from note payable	—	—	100,000
Repayment of note payable	—	—	(100,000)
Net proceeds from issuance of common stock	—	—	3,058,494

Net cash provided by financing activities	137,200	131,500	3,571,394

Increase (decrease) in cash and cash equivalents	1,281	(130,649)	1,840

Cash and cash equivalents — Beginning of Period	559	134,856	—

Cash and cash equivalents — End of Period	$1,840	$4,207	$1,840

Supplemental Disclosures:
Interest paid	$—	$14,034	$71,586
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable for promissory note	$—	$135,294	$135,294
Issuance of common stock to satisfy accounts payable	$182,794	$—	$552,809
Issuance of common stock for prepaid expenses	$62,000	$—	$319,499
Issuance of common stock for mining rights	$407,500		$407,500
Exchange of property, plant and equipment for accounts payable	$—	$—	$2,750
Forgiveness of related party debt and accrued interest	$—	$—	$288,361

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
From February 11, 2004 (Date of Inception) to November 30, 2009

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders’
	Common Stock		Common Stock		Paid in	Donated	Exploration	Equity
Number of Shares	Shares	Amount	Shares	Amount	Capital	Capital	Stage	(Deficit)

Balances — February 11, 2004 (Date of inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	—	—	2,500
Donated services and rent	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	51,350,000	2,500	—	—	—	4,500	(5,898)	1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	—	—	53,750
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	114,510,500	56,250	—	—	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	114,510,500	56,250	—	—	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	114,510,500	56,250	—	—	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $282,231)	11,386,180	11,386	—	—	2,990,858	—	—	3,002,244
Shares issued for services	9,829,440	9,829	—	—	859,910	—	—	869,739
Stock-based compensation — options	—	—	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	—	—	(3,721,021)	(3,721,021)

Balances — August 31, 2008	135,726,120	77,465	—	—	4,745,977	29,250	(4,098,579)	754,113
Shares issued for services	370,282,860	370,283	—	—	3,871,000	—	—	4,241,283
Issuance of common stock to satisfy accounts payable	29,389,147	29,389	—	—	340,626	—	—	370,015
Stock-based compensation — options	—	—	—	—	4,094	—	—	4,094
Stock issued to beneficial owners of Class A Common Stock	—	—	35,732,285	—	—	—	—	—
Forgivenss of related party debt converted to equity	—	—	—	—	288,361	—	—	288,361
Net loss	—	—	—	—	—	—	(5,281,857)	(5,281,857)

Balances — August 31, 2009	535,398,127	477,137	35,732,285	—	9,250,058	29,250	(9,380,436)	376,009
Shares issued for services (Note 7)	233,827,667	233,828	—	—	468,995	—	—	702,823
Issuance of common stock to satisfy accounts payable (Note 7)	57,126,833	57,127	—	—	125,667	—	—	182,794
Shares issued for mining rights (Note 4)	125,000,000	125,000			282,500			407,500
Stock issued to beneficial owners of Class A Common Stock	—	—	4,861,694	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,164,988)	(1,164,988)

Balances — November 30, 2009 (unaudited)	951,352,627	$893,092	40,593,979	$—	$10,127,220	$29,250	$(10,545,424)	$504,138

Colorado Goldfields Inc. (An Exploration Stage Company)
Notes to the Unaudited Financial Statements
November 30, 2009
1.	Organization, Nature of Business, Going Concern and Management’s Plans
Organization and Nature of Business:

The Company was incorporated in the State of Nevada on February 11, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether the properties it intends to acquire contain mineral reserves that are economically recoverable.

Going Concern and Management’s Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $1,318,472 at November 30, 2009, incurred a net loss of $1,164,988 for the three months ended November 30, 2009, and has incurred a deficit accumulated during the exploration stage of $10,545,424 for the period from February 11, 2004 (inception) through November 30, 2009. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

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
Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at November 30, 2009 and the results of operations and cash flows of the Company for the three months ended November 30, 2009 and 2008, respectively. Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2009.

Mining Rights

The Company has determined that its mining rights meet the definition of mineral rights and are tangible assets, as defined by accounting standards. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the three months ended November 30, 2009, the Company recorded impairment charges of $25,070.

Mining rights are stated at cost less accumulated amortization and any impairment losses. Mining rights for which probable reserves have been established will be amortized based on actual units of production over the estimated reserves of the mines. The Company’s rights to extract minerals are contractually limited by time. However, the Company has the ability to extend the leases (Note 4).

Basic and Diluted Net Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the three months ended November 30, 2009, the Company issued Class B Common Stock, which are not publicly traded shares, share dividends equally with Class A Common Stock, are defined as participating securities under US Generally Accepted Accounting Principles; however, they have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended November 30, 2009 and 2008, the effect of the conversion of outstanding options and warrants and Class B common shares would have been anti-dilutive.

The following table presents information regarding the potential dilutive shares for the periods presented:

	Three months ended	Three months ended
	November 30, 2009	November 30, 2008
Stock options	—	1,250,000
Class A warrants	—	11,386,180
Class B Common Stock	40,593,979	—
Class B warrants	40,593,979	—

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value.

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 – observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 – assets and liabilities whose significant value drivers are unobservable.

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

As of November 30, 2009, the Company had the following financial assets and liabilities which are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash (time deposits)	—	$318,154	—

The fair values of financial instruments, which include cash, accounts payable and notes payable were estimated to approximately their carrying value due to the immediate or short-term maturity of these financial instruments. The fair value of amounts due to related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The fair value of the letter of credit issued in conjunction with the reclamation bond (Note 4) approximates the fees paid to obtain it.

Recent Accounting Pronouncements

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification (“ASC”) and amended the hierarchy of U.S. GAAP such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASU”s). This standard did not have an impact on the Company’s results of operations or financial condition. However, references in the notes to the financial statements previously made to various former authoritative U.S. GAAP pronouncements have been changed to reflect the appropriate section of the ASC.

In February 2008, the FASB issued amendments that deferred implementation of the fair value disclosure requirements for certain nonfinancial assets and nonfinancial liabilities, including but not limited to the Company’s asset retirement obligation. The Company adopted this standard on September 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC Topic 805, Business Combinations which significantly changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. This standard became effective for the Company on September 1, 2009. With the adoption of this standard, as amended, accounting for future business combinations, if any, will change on a prospective basis beginning with any business combination with an acquisition date on or after September 1, 2009.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. These provisions are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. This standard became effective for the Company on September 1, 2009. The adoption of this standard did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. This standard requires interim disclosures regarding the fair value of financial instruments that were previously required only annually and certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The Company adopted this standard on September 1, 2009. Other than the additional disclosure requirements, the adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value. This ASU applies to all entities that carry liabilities at fair value, such as if they elected to use the fair-value option for their own debt securities or if they record an asset retirement obligation. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use (1) the quoted price of an identical liability when traded as an asset, (2) the quoted price for similar liabilities or similar liabilities traded as assets, or (3) another valuation technique that is consistent with principles of fair value measurement, such as the income or market approach. The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. This standard is applicable to the Company’s asset retirement obligation. The Company adopted this standard as of September 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

3.	Property, Plant and Equipment

On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677, and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property bearing interest at 7% per year with interest only payable monthly for two years, with all unpaid principal originally due June 29, 2009. In July 2009, the due date on the mortgage was extended until June 29, 2010. Interest accrues at 12% per year on the unpaid interest and principal balance from August 28, 2008. Interest expense related to the Mill note for the three months ended November 30, 2009 and 2008 was $19,875 and $11,375, respectively.

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

Property, plant and equipment consist of the following as of November 30, 2009 and August 31, 2009:

	November 30, 2009	August 31, 2009
	(unaudited)
Computer equipment	$2,118	$2,118
Mine and drilling equipment	113,278	113,278
Mobile mining equipment	61,519	61,519
Land and mill	1,567,176	1,567,176

	1,744,091	1,744,091
Less accumulated depreciation	(54,085)	(44,471)

	$1,690,006	$1,699,620

Depreciation expense was $9,614 and $13,886 for the three months ended November 30, 2009 and 2008, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the of the Company’s property, plant and equipment has not yet been placed in service.

4.	Mineral property rights

King Solomon Mine

On September 18, 2009 the Company entered into a lease with an option to purchase the King Solomon Mine, in consideration for which the Company issued 50,000,000 shares of restricted Class A Common Stock valued at $0.0035 per share (the quoted market price on the date the Company entered into the agreement and obtained the mining rights) totaling $175,000. The lease/option is for a period of three years. The stock is restricted from sale during the initial term of the lease. The lease/option is to automatically renew and continue so long as ores, minerals, or metals are produced or sold. The lease grants the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity which benefits the leased premises and requires a minimum work commitment of $50,000 to be expended by the Company for each successive three year term during the term of the lease/option. The lease also requires the Company to pay the lessor a 3.5% net smelter royalty (“NSR”) on all mineral bearing ores. In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $200,000. The Company has the sole and exclusive option to purchase all of lessor’s right, title and interest in the property for a total purchase price of $1,250,000. This amount may be paid in cash or other cash equivalent as mutually agreed by lessor and the Company.

Brooklyn Mine

On September 30, 2009 the Company entered into a lease with an option to purchase the Brooklyn Mine, in consideration for which the Company issued 75,000,000 shares of restricted Class A Common Stock valued at $0.0031 per share (the quoted market price on the date of the Company entered into the agreement and obtained the mining rights) totaling $232,500. The lease/option is for a period of three years. The stock is restricted from sale during the initial term of the lease. The lease/option is to automatically renew and continue so long as ores, minerals, or metals are produced or sold. The lease grants the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity which benefits the leased premises and requires a minimum work commitment of $150,000 for the first year, $200,000 for the second year and $250,000 for the third year to be expended by the Company. The lease also requires the Company to pay the lessor a 5% NSR on all mineral bearing ores. In addition, after royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $500,000. The Company has the sole and exclusive option to purchase all of lessor’s right, title and interest in the property for a total purchase price of $4,000,000, plus a perpetual 2% NSR. This amount may be paid in cash or other cash equivalent as mutually agreed by the Company and the lessor.

San Juan Properties

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
b)
cash payment of $100,000 within one year from the date of the option agreement (which was extended to March 15, 2009 and includes accrued interest at 8.5% per annum from the original date of June 17, 2008) See Note 9 for additional details;

c)	cash payment of $200,000 within two years from the date of the option agreement, originally due on June 19, 2009, which was not made. See Note 9 for additional details.
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

5.	Notes payable – related parties

As of November 30, 2009, the Company has borrowed $72,500 and $440,400 from its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The Company subsequently entered into amended note agreements with its CEO to extend the due dates until September 18, 2010. During the year ended August 31, 2009, the Company’s CFO forgave certain notes and accrued interest which has been accounted for as a capital transaction resulting in an increase in equity of $288,361. During the three months ended November 30, 2009 and 2008, the Company recorded interest expense of $2,750 and 1,271 relating to the Notes. The notes outstanding at November 30, 2009 are due at varying times between January 16, 2010 and September 18, 2010.

6.	Promissory note payable

On October 2, 2008, the Company executed an unsecured promissory note with one of its vendors for services rendered totaling $135,294. The promissory note bears interest at 6.25% per annum and the principal and interest were due on December 19, 2008. The promissory note is in default and a Motion for Summary Judgment has been granted (see Note 9). The Company recorded interest expense of $2,108 and $1,367 for the three months ended November 30, 2009 and 2008, respectively.

7.	Stockholders’ Equity

Class A and Class B Common Stock:

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

On February 27, 2009 the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance at an exercise price of $0.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Series A common stockholders to receive Class B Securities, certain conditions must be met. As of November 30, 2009, 40,593,979 (out of a potential of 50,376,756) Class B Securities have been issued. The date of any future issuances of Class B Securities is uncertain.

In September 2008, the Company approved the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan (“2008 Consultants Plan”); whereby the Company may grant shares of the Company’s stock in exchange for services rendered to the Company. As of November 30, 2009 the Company is authorized to grant up to 565,000,000 shares under the 2008 Consultants Plan. During the three months ended November 30, 2009, 238,812,000 shares of Class A Common Stock were issued to consultants for services rendered which were valued at $0.002 to $0.0036 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $487,500 being recorded as expense, $62,000 being recorded as prepaid expenses and $169,891 recorded as a reduction in accounts payable at issuance. During the three months ended November 30, 2009 the company recorded expense of $209,283 for prepaid services previously issued in shares that have been earned during the period.

In November 2008, the Company approved the 2008 Employee and Director Stock Compensation Plan (“2008 Employee Plan”), whereby the Company may grant shares of the Company’s stock in exchange for services rendered to the Company. As of November 30, 2009, the Company is authorized to grant up to 210,800,000 shares under the 2008 Employee Plan. During the three months ended November 30, 2009, 52,142,500 shares of Class A Common Stock were issued to employees for services rendered which were valued at $0.0024 to $0.0036 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $140,400 being recorded as expense and $12,903 recorded as a reduction in accounts payable.

Stock options

The Company recorded compensation expense related to stock options of zero and $4,094 for the three months ended November 30, 2009 and 2008, respectively. As of November 30, 2009, the Company had no unrecognized compensation cost related to stock options. During the three months ended November 30, 2009, the Company did not grant options, and no options were cancelled or forfeited. As of November 30, 2009, no options are outstanding.

8.	Related Party Transactions

For the three months ended November 30, 2009 and 2008, the Company recognized zero and $6,000, respectively, for mineral property and exploration costs that were incurred from a company owned by the former president of the Company.

Accounts payable and accrued liabilities at November 30, 2009 and August 31, 2009, include $39,167 for both periods, due to affiliated companies for mineral property and exploration costs, general and administrative costs and property, plant and equipment.

9.	Litigation

The Company is involved in the following legal proceedings:

On March 2, 2009 the Company’s former legal counsel filed a Complaint in District Court, Denver, Colorado, claiming breach of contract of the promissory note executed by the Company October 2, 2008 (Note 6). On October 16, 2009, the Court granted a motion for summary judgment against the Company in the amount of $138,005 plus interest at 6.25% until satisfied.

On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement (Note 4), and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 51,500,000 shares of Class A Common Stock held by Hennis. Company counsel advises that the Hennis complaint is barred due to Hennis’s affiliate and control person status and moreover is filed in bad faith, since among other things, on June 17, 2008 as President and CEO of the Company, Hennis elected not to pay the option fee then due. The Company received a written settlement offer from Mr. Hennis two days after the Company was served on April 8, 2009. A counter-claim with jury demand has been filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest. No trial date has been set. The outcome of the litigation is not certain; however, it does appear that the Company has legitimate defenses to mitigate damages, if any exist. Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. The Company has recorded liabilities of approximately $58,000 related to the claims of the litigation. Additional claims between a range of $190,000 and $220,000 are asserted by Mr. Hennis. However, the Company believes that the probability of having to recognize these additional liabilities is remote.

On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. The Company believes this lawsuit is without merit and has filed Motion for Change of Venue with the court. The ultimate outcome of the litigation is uncertain, however, the Company believes that the probability of having to recognize the potential liability is remote.

10.	Commitments and contingencies

On July 1, 2009, the Company entered into a new twelve month executive employment agreement with its CFO. Under the terms of the Agreement, the CFO will receive a salary of $20,000 per month, along with certain employee benefits such as health insurance. The CFO is also entitled to six months salary if terminated by the Company for convenience or due to a change of control.

11.	Subsequent Events

The Company has evaluated subsequent events through January 11, 2010, the date the financial statements were issued.

Subsequent to November 30, 2009, the Company has issued 103,086,140 shares of its Class A Common Stock to employees and consultants for services, valued at approximately $200,629 under the various stock compensation plans of the Company.

Subsequent to November 30, 2009, the Company has borrowed $18,500 from its CFO. In connection with the borrowings, the Company executed unsecured promissory notes, which have the same characteristics as the Notes described in Note 5.

On December 21, 2009, the Company authorized an increase of 500,000,000 shares under the 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan.

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
This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three months ended November 30, 2009, as well as our future results. It consists of the following subsections:
•
“Introduction and Plan of Operation,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2010;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

•	“Results of Operations and Comparison,” which sets forth an analysis and comparison of the three months ended November 30, 2009 compared to the three months ended November 30, 2008.

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

Introduction and Plan of Operation
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three months ended November 30, 2009 and compares those results to the three months ended November 30, 2008.
We continued to experience the negative effects of the financial markets upheaval, which made capital acquisitions extremely difficult during the three months ended November 30, 2009. The litigation commenced by our former president, Todd C. Hennis necessarily caused all work relating to the Gold King Mine to be suspended, including the N.I. 43-101 report which was originally expected to be completed in the spring of 2009. We can not now predict when (if ever), the N.I. 43-101 report will be completed for the Gold King Mine pending the results of the litigation.
Therefore, in fiscal 2009 we turned away from concentrating only on the Hennis-owned Gold King Mine, and focused primarily on re-activation of the Pride of the West Mill, securing agreements for “custom” or “toll” milling, and seeking out new properties to explore and develop. Those activities continued during the first quarter of fiscal year 2010. We entered into two new lease/option agreements for properties located near our Mill facility, and completed the first major milestone regarding mill re-activation.
In 2007, our former management predicted profitability by end of calendar year 2009. Given the events described above, we are now targeting profits from operations by November 2010. Weather conditions in San Juan County, Colorado vary by season. During the winter season our activities are concentrated on analysis, planning, and development of properties in more temperate climates. Surface drilling and property exploration in San Juan County can reasonably take place between May and late October. Of course underground operations may continue year-round.
Our plan of operation for fiscal year 2010 is to continue seeking funding for our operations and mining exploration program.
We will be primarily focused on three areas in fiscal year 2010, 1) Re-activation of the Pride of the West Mill, 2) Exploration and development of the Brooklyn and King Solomon Mine, 3) Potential acquisition of other suitable mining properties.
Liquidity and Capital Resources
We were formed in early 2004 and have primarily had limited activity. Since we have received no revenue from the production of gold or other metals, we have not generated cash flow from operations and have primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund our operations. We have experienced net losses since inception, and do not expect operating revenue until the Pride of the West Mill is re-activated. As of the date of this filing, we do not have any available external source of funds. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.
Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. We have a working capital deficit of $1,318,472 at November 30, 2009, incurred a net loss of $1,164,988 for the three months ended November 30, 2009, and have incurred a deficit accumulated during the exploration stage of $10,545,424 for the period from February 11, 2004 (inception) through November 30, 2009. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from unrelated parties, sale of assets, and equity financing to fund its operations. These conditions (as indicated in the 2009 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about the Company’s ability to continue as a going concern.

We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our capital requirements for the foreseeable future include exploration of our mining properties, payment on a $650,000 promissory note which is collateralized by the Pride of the West Mill and accrued interest of $99,770, payment on notes payable including accrued interest to related parties totaling $240,724, payment on a promissory note payable, including interest of $145,117 to one of our vendors, re-activation expenses at the Mill, and our corporate overhead expenses.
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
As of November 30, 2009, we had cash of approximately $1,800 and other current assets of approximately $115,700 and current liabilities of approximately $1,436,000. We used cash and cash equivalents of $135,900 in operating activities for the three months ended November 30, 2009. There were no investing activities for the three months ended November 30, 2009. Financing activities consisted of cash proceeds from loans made by officers during the three months ended November 30, 2009 of $137,200.
Contractual Obligations
The table below summarizes contractual obligations as of November 30, 2009 due in the future.

		Less than 1
Contractual Obligations	Total	Year	2 and 3	4 and 5
Principal payment on Pride of the West Mill(1)	$650,000	$650,000
Note payable to vendor(2)	$145,117	$145,117
Notes payable to officers(3)	$241,000	$241,000
Work Commitment for Brooklyn Mine(4)	$600,000	$150,000	$450,000
Work Commitment for King Solomon Mine(4)	$50,000	—	$50,000

(1)	This amount is due on June 29, 2010, along with any unpaid interest. The note is secured by the Mill; thus, a default on this obligation could result in foreclosure on our Mill.

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

(4)
These amounts represent work commitments pursuant to our Mining Leases with Option to Purchase. The work commitment may be satisfied by a combination of cash paid to third-parties, allocation of internal resources, or any other activities that improve the properties. The amounts enumerated above are not paid to the lessor.

Results of Operations
Three Months Ended November 30, 2009 Compared to the Three Months Ended November 30, 2008
For the three months ended November 30, 2009, we incurred a net loss of approximately $1,165,000 compared to a net loss of approximately $1,528,000 for the three months ended November 30, 2008.
For the three months ended November 30, 2009 and 2008, overall mineral property and exploration costs were $108,000 and $263,000, respectively. However, exploration drilling expenses were zero and $177,000 for the three months ended November 30, 2009 and 2008, respectively, a decrease of $177,000 reflecting our focus on Mill reactivation rather than exploratory drilling on the Gold King property.
General and administrative costs were approximately $951,000 and $1,161,000 for the three months ended November 30, 2009 and 2008, respectively; a decrease of $210,000. The change is due to the specific reasons presented below.
Consulting expenses were $493,000 and $826,000 for the three months ended November 30, 2009 and 2008, respectively, a decrease of $333,000. The vast majority of these expenses are in the form of stock based compensation and the decrease is due to reduced expenditures on public relations and corporate communications consulting.
Salaries and related payroll taxes were $151,000 and $120,000 for the three months ended November 30, 2009 and 2008, respectively; an increase of $31,000. All salaries are paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3.
Travel and related costs were $5,900 and $2,100 for the three months ended November 30, 2009 and 2008, respectively, an increase of $3,800. The increase in travel during the three months ended November 30, 2009 was due to management’s due diligence procedures relating to potential acquisitions.
Investor relations costs were $212,000 and $83,000 for the three months ended November 30, 2009 and 2008, respectively, an increase of $129,000. The increase, paid in the form of stock based compensation, was due to the implementation of corporate communications programs.
Repairs and maintenance expenses were $45,000 and $3,000 for the three months ended November 30, 2009 and 2008, respectively, and increase of 42,000. This increase reflects increased work at the Pride of the West Mill in preparation for re-activation.
Overall professional fees decreased $24,000 from $103,000 for the three months ended November 30, 2008, to $79,000 for the same period in 2009. The decrease is due to less outside legal fees and efficiencies in accounting and audit functions.
Interest expense was $28,000 and $14,000 for the three months ended November 30, 2009 and 2008, respectively, related to the mortgage on the Pride of the West Mill which was purchased in June 2007. The increase of $14,000 is primarily due to modified promissory note terms pursuant to note extension to June 29, 2010.
Critical Accounting Policies
We have identified the following critical accounting policies which were used in the preparation of our financial statements.
Exploration and Development Costs: Costs of exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property. When it has been determined that a mineral property can be economically developed as a result of established proven and probable reserves, the costs to develop such property will be capitalized. Costs of abandoned projects will be charged to operations upon abandonment.

Long-lived Assets: We periodically evaluate the carrying value of property, plant and equipment costs, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain circumstances.
Property Retirement Obligation: Asset retirement costs are capitalized as part of the carrying amount of certain long-lived assets. Accretion expense is recorded in each subsequent period to recognize the changes in the liability resulting from the passage of time. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the related long-lived asset.
Stock- Based Compensation: We utilize the Black-Scholes option-pricing model to determine fair value of options and warrants granted as stock-based compensation, which requires us to make judgments relating to the inputs required to be included in the model. In this regard, the expected volatility is based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The U.S. Treasury bill rate for the expected life of the stock options is utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding.
Mining Rights: The Company has determined that its mining rights meet the definition of mineral rights and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. Mining rights are stated at cost less accumulated amortization and any impairment losses. Mining rights for which probable reserves have been established will be amortized based on actual units of production over the estimated reserves of the mines.
Recent Accounting Pronouncements
In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification (“ASC”) and amended the hierarchy of U.S. GAAP such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASU”s). This standard did not have an impact on the Company’s results of operations or financial condition. However, references in the notes to the financial statements previously made to various former authoritative U.S. GAAP pronouncements have been changed to reflect the appropriate section of the ASC.
In February 2008, the FASB issued amendments that deferred implementation of the fair value disclosure requirements for certain nonfinancial assets and nonfinancial liabilities, including but not limited to the Company’s asset retirement obligation. The Company adopted this standard on September 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC Topic 805 “Business Combinations” which significantly changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. This standard became effective for the Company on September 1, 2009. With the adoption of this standard, as amended, accounting for future business combinations, if any, will change on a prospective basis beginning with any business combination with an acquisition date on or after September 1, 2009.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. These provisions are to be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. This standard became effective for the Company on September 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. This standard requires interim disclosures regarding the fair value of financial instruments that were previously required only annually and certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The Company adopted this standard on September 1, 2009. Other than the additional disclosure requirements, the adoption of this standard did not have a material impact on the Company’s financial statements.
In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” which provides additional guidance on how companies should measure liabilities at fair value. This ASU applies to all entities that carry liabilities at fair value, such as if they elected to use the fair-value option for their own debt securities or if they record an asset retirement obligation. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use (1) the quoted price of an identical liability when traded as an asset, (2) the quoted price for similar liabilities or similar liabilities traded as assets, or (3) another valuation technique that is consistent with principles of fair value measurement, such as the income or market approach. The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. This standard is applicable to the Company’s asset retirement obligation. The Company adopted this standard as of September 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

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
Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of November 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2009 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2009.
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

3.
The current financial warranty increase deadline was December 7, 2009, however, it is agreed that this deadline is extended and the Division will re-calculate the bond during the permit amendment review process.

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
The $500 penalty was paid on December 21, 2009. The comprehensive permit amendment was submitted to the Colorado Division of Reclamation and Mining Safety on January 8, 2010. The permit amendment is currently under review by the Division.
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
On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. The Company believes this lawsuit is without merit and has filed Motion for Change of Venue with the court. The ultimate outcome of the litigation is uncertain.

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

Item 1A. Risk Factors.
A restated description of some of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
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
In addition to the other information provided in this Form 10-Q, you should carefully consider the risk factors contained in our Annual Report on Form 10-K, which may be accessed at:
http://www.sec.gov/Archives/edgar/data/1344394/000095012309063920/0000950123-09-063920-index.htm in evaluating our business before purchasing our common stock. Our exploration activities are highly risky and speculative; accordingly, an investment in our common stock shares involves a high degree of risk. You should not invest in our common stock if you cannot afford to lose your entire investment. In considering an investment in our common shares, you should carefully consider all of the other information contained in our filings with the Securities and Exchange Commission.

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

10.14	2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 17, 2008 and incorporated herein by reference.
10.15	2008 Employee and Director Stock Compensation Plan. Filed as exhibit 10.1 to Form 8-K filed on November 14, 2008 and incorporated herein by reference.
10.16	Employment Agreement: Lee R. Rice dated September 10, 2008. Filed as Exhibit 10.1 to Form 8-K filed December 17, 2008, and incorporated herein by reference.
10.17	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.
10.18	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

Exhibit
Number	Description
10.19	Form RW filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.
10.20	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on April 3, 2009 and incorporated herein by reference.
10.21	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on June 26, 2009 and incorporated herein by reference.
10.22	Employment Agreement of C. Stephen Guyer dated July 1, 2009. Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2009, and incorporated herein by reference.
10.23	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.
10.24	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.
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
January 11, 2010

CERTIFICATIONS