Form 10-Q
period 2010-02-28
COLORADO GOLDFIELDS INC.
filed 2010-04-09
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

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
APPLICABLE ONLY TO CORPORATE ISSURERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 8, 2010

Class A Common Stock, $0.001 Par Value	1,255,794,767
Class B Common Stock (Restricted), No Par Value	40,629,071

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	February 28,
	2010	August 31,
	(unaudited)	2009

ASSETS
Current Assets
Cash	$148	$559
Prepaid expenses and other	76,650	262,508

Total Current Assets	76,798	263,067

Non-Current Assets
Property, plant and equipment (Note 3)	1,680,392	1,699,620
Mining rights (Note 4)	348,472	—
Restricted cash (Note 3)	318,154	318,154
Other	13,520	13,520

Total Non-Current Assets	2,360,538	2,031,294

Total Assets	$2,437,336	$2,294,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable (Note 8)	$325,681	$267,564
Accrued liabilities (Note 8)	103,862	105,610
Notes payable, including accrued interest — related parties (Note 5)	270,458	100,774
Promissory note payable, including accrued interest (Note 6)	147,202	143,009
Mortgage notes payable, including accrued interest (Note 3)	769,003	729,895

Total Current Liabilities	1,616,206	1,346,852

Non-Current Liabilities
Asset retirement obligation	591,675	571,500

Total Non-Current Liabilities	591,675	571,500

Total Liabilities	2,207,881	1,918,352

Contingencies and Commitments

Stockholders’ Equity (Note 7)
Class A common stock, 2,500,000,000 shares authorized, $0.001 par value; 1,080,396,667 and 535,398,127 shares issued and outstanding, respectively	1,022,135	477,137

Class B common stock, 500,000,000 shares authorized, no par value; 40,593,979 and 35,732,285 shares issued and outstanding	—	—

Additional paid in capital	10,258,269	9,250,058
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(11,080,199)	(9,380,436)

Total Stockholders’ Equity	229,455	376,009

Total Liabilities and Stockholders’ Equity	$2,437,336	$2,294,361

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Accumulated
					from February 11,
	For the Three	For the Three	For the Six	For the Six	2004 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009	February 28, 2010

Revenue	$—	$—	$—	$—	$—

Operating expenses

Donated rent	—	—	—	—	9,750
Donated services	—	—	—	—	19,500
General and administrative	360,674	890,056	1,311,598	2,051,408	8,373,414
Mineral property and exploration costs	80,671	147,001	188,713	409,686	1,506,732
Professional fees	78,537	16,476	157,609	119,686	1,048,619

Total operating expenses	(519,882)	(1,053,533)	(1,657,920)	(2,580,780)	(10,958,015)

Other income (expense)
Other income	12,000	—	12,000	2,500	66,789
Interest income	135	1,408	1,512	12,649	32,739
Interest expense	(27,028)	(17,838)	(55,355)	(31,872)	(221,712)

Total other expense	(14,893)	(16,430)	(41,843)	(16,723)	(122,184)

Net Loss	$(534,775)	$(1,069,963)	$(1,699,763)	$(2,597,503)	$(11,080,199)

Net Loss Per Common Share — Basic and Diluted	*	*	*	*

Weighted Average Number of Common Shares Outstanding	1,043,888,000	202,207,325	911,417,390	177,134,389

*	Amount is less than $(0.01) per share.
The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Six	For the Six	February 11, 2004
	Months Ended	Months Ended	(Date of Inception) to
	February 28, 2010	February 28, 2009	February 28, 2010

Cash Flows Used in Operating Activities:

Net loss	$(1,699,763)	$(2,597,503)	$(11,080,199)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	—	—	29,250
Depreciation and amortization	19,228	27,771	79,332
Impairment of mining rights	59,028	—	59,028
Stock issued for services	1,111,521	1,775,874	5,965,044
Stock-based compensation — options	—	4,094	899,303
Accrued interest on debt	50,085	7,668	151,131
Accretion expense on asset retirement obligation	20,175	27,000	91,675
Gain on sale of property, plant and equipment	—	—	(39,239)
Change in operating assets and liabilities:
Increase in restricted cash	—	—	(318,154)
(Increase) decrease in prepaid expenses and other	(875)	47,770	(5,884)
Increase in accounts payable	279,038	292,619	1,054,661
(Decrease) increase in accrued liabilities	(1,748)	45,251	103,862
Increase in other assets	—	—	(13,520)

Net cash used in operating activities	(163,311)	(369,456)	(3,023,710)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	—	—	144,500
Acquisition of property, plant and equipment	—	(909)	(717,736)

Net cash used in investing activities	—	(909)	(573,236)

Cash Flows from Financing Activities:
Advances received	—	—	405,733
Repayment of advances	—	—	(405,733)
Proceeds from notes payable to related parties	162,900	236,500	548,652
Repayment of advances from related party	—	—	(10,052)
Proceeds from note payable	—	—	100,000
Repayment of note payable	—	—	(100,000)
Net proceeds from issuance of common stock	—	—	3,058,494

Net cash provided by financing activities	162,900	236,500	3,597,094

(Decrease) increase in cash	(411)	(133,865)	148

Cash — Beginning of Period	559	134,856	—

Cash — End of Period	$148	$991	$148

Supplemental Disclosures:
Interest paid	$—	$31,872	$71,586
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable for promissory note	$—	$135,294	$135,294
Issuance of common stock to satisfy accounts payable	$220,922	$243,804	$590,937
Issuance of common stock for prepaid expenses	$62,000	$34,000	$319,499
Issuance of common stock for mining rights	$407,500		$407,500
Exchange of property, plant and equipment for accounts payable	$—	$—	$2,750
Forgiveness of related party debt and accrued interest	$—	$—	$288,361

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
From February 11, 2004 (Date of Inception) to February 28, 2010

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders’
	Common Stock		Common Stock		Paid in	Donated	Exploration	Equity
Number of Shares	Shares	Amount	Shares	Amount	Capital	Capital	Stage	(Deficit)

Balances — February 11, 2004 (Date of inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	—	—	2,500
Donated services and rent	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	51,350,000	2,500	—	—	—	4,500	(5,898)	1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	—	—	53,750
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	114,510,500	56,250	—	—	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	114,510,500	56,250	—	—	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	114,510,500	56,250	—	—	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $282,231)	11,386,180	11,386	—	—	2,990,858	—	—	3,002,244
Shares issued for services	9,829,440	9,829	—	—	859,910	—	—	869,739
Stock-based compensation — options	—	—	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	—	—	(3,721,021)	(3,721,021)

Balances — August 31, 2008	135,726,120	77,465	—	—	4,745,977	29,250	(4,098,579)	754,113
Shares issued for services	370,282,860	370,283	—	—	3,871,000	—	—	4,241,283
Issuance of common stock to satisfy accounts payable	29,389,147	29,389	—	—	340,626	—	—	370,015
Stock-based compensation — options	—	—	—	—	4,094	—	—	4,094
Stock issued to beneficial owners of Class A Common Stock	—	—	35,732,285	—	—	—	—	—
Forgivenss of related party debt converted to equity	—	—	—	—	288,361	—	—	288,361
Net loss	—	—	—	—	—	—	(5,281,857)	(5,281,857)

Balances — August 31, 2009	535,398,127	477,137	35,732,285	—	9,250,058	29,250	(9,380,436)	376,009
Shares issued for services (Note 7)	344,920,314	344,920	—	—	579,867	—	—	924,787
Issuance of common stock to satisfy accounts payable (Note 7)	75,078,226	75,078	—	—	145,844	—	—	220,922
Shares issued for mining rights (Note 4)	125,000,000	125,000			282,500			407,500
Stock issued to beneficial owners of Class A Common Stock	—	—	4,861,694	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,699,763)	(1,699,763)

Balances — February 28, 2010 (unaudited)	1,080,396,667	$1,022,135	40,593,979	$—	$10,258,269	$29,250	$(11,080,199)	$229,455

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Notes to the Unaudited Financial Statements
February 28, 2010
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

Going Concern and Management’s Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $1,539,408 at February 28, 2010, incurred net losses of $534,775 and $1,699,763 for the three and six months ended February 28, 2010, respectively, and has incurred a deficit accumulated during the exploration stage of $11,080,199 for the period from February 11, 2004 (inception) through February 28, 2010. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

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
Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at February 28, 2010 and the results of operations and cash flows of the Company for the three and six months ended February 28, 2010 and 2009, respectively. Operating results for the three and six months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2009.

Mining Rights

The Company has determined that its mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the three and six months ended February 28, 2010, the Company recorded impairment charges of $33,957 and $59,028, respectively.

Mining rights are stated at cost less accumulated amortization and any impairment losses. Mining rights for which probable reserves have been established will be amortized based on actual units of production over the estimated reserves of the mines. The Company’s rights to extract minerals are contractually limited by time. However, the Company has the ability to extend the leases (Note 4).

Basic and Diluted Net Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the six months ended February 28, 2010, the Company issued Class B Common Stock, which are not publicly traded shares, share dividends equally with Class A Common Stock, and are defined as participating securities under US Generally Accepted Accounting Principles; however, they have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three and six months ended February 28, 2010 and 2009, the effect of the conversion of outstanding options and warrants and Class B common shares would have been anti-dilutive.

The following table presents information regarding the potential dilutive shares for the periods presented:

	Three and six months ended	Three months ended	Six months ended
	February 28, 2010	February 28, 2009	February 28, 2009
Class A warrants	—	11,386,180	11,386,180
Class B Common Stock	40,593,979	—
Class B warrants	40,593,979
Stock options			420,166
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

As of February 28, 2010, the Company had the following financial assets and liabilities which are measured at fair value:

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (“ASC”) and amended the hierarchy of U.S. GAAP such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASU”s). This standard did not have an impact on the Company’s results of operations or financial condition. However, references in the notes to the financial statements previously made to various former authoritative U.S. GAAP pronouncements have been changed to reflect the appropriate section of the ASC.

In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard whereby SEC filers, like the Company, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.

3.	Property, Plant and Equipment

On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property and bears interest at 7% per year. Interest only is payable monthly for two years, with all unpaid principal originally due June 29, 2009. In July 2009, the due date on the mortgage was extended until June 29, 2010. Interest accrues at 12% per year on the unpaid interest and principal balance from August 28, 2008. Interest expense related to the Mill note for the three months ended February 28, 2010 and 2009 was $19,233 and $11,375, respectively, and $39,107 and $22,750 for the six months ended February 28, 2010 and 2009, respectively.

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

Property, plant and equipment consist of the following as of February 28, 2010 and August 31, 2009:

	February 28, 2010	August 31, 2009
	(unaudited)
Computer equipment	$2,118	$2,118
Mine and drilling equipment	113,278	113,278
Mobile mining equipment	61,519	61,519
Land and mill	1,567,176	1,567,176

	1,744,091	1,744,091
Less accumulated depreciation	(63,699)	(44,471)

	$1,680,392	$1,699,620

Depreciation expense was $9,614 and $19,228 for the three and six months ended February 28, 2010, respectively, and $13,885 and $27,771 for the three and six months ended February 28, 2009, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the of the Company’s property, plant and equipment has not yet been placed in service.

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
b)
cash payment of $100,000 within one year from the date of the option agreement (which was extended to March 15, 2009 and includes accrued interest at 8.5% per annum from the original date of June 17, 2008), which was not made. See Note 9 for additional details;

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

The Company received notice of default of the option agreement on March 16, 2009 when the Company did not make the payment due on March 15, 2009. The Company does not dispute the technical default. However, the termination of the option agreement is now the subject of litigation more fully described in Note 9.

The option agreement is the subject of current litigation in San Juan County, Colorado. See Note 9 for additional details.
5.	Notes payable — related parties

As of February 28, 2010, the Company has borrowed $72,500 and $466,100 from its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The Company subsequently entered into amended note agreements with its CEO to extend the due dates until September 18, 2010. During the year ended August 31, 2009, the Company’s CFO forgave certain notes and accrued interest which has been accounted for as a capital transaction resulting in an increase in equity of $288,361. During the six months ended February, 28, 2010 the Company entered into amended note agreements with its CFO to extend some of the due dates on the Notes an additional six months. During the three and six months ended February 28, 2010 and 2009, the Company recorded interest expense of $4,033 and $2,945, respectively, and $6,783 and $4,216, respectively, relating to the Notes. The notes outstanding at February 28, 2010 are due at varying times between May 31, 2010 and November 18, 2010. None of the promissory notes are currently in default.

6.	Promissory note payable

On October 2, 2008, the Company executed an unsecured promissory note with one of its vendors for services rendered totaling $135,294. The promissory note bears interest at 6.25% per annum and the principal and interest were due on December 19, 2008. The promissory note is in default and a Motion for Summary Judgment has been granted (see Note 9). The Company recorded interest expense of $2,085 for both the three months ended February 28, 2010 and 2009, and $4,195 and $3,452 for the six months ended February 28, 2010 and 2009, respectively.

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

On February 27, 2009 the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance and an exercise price of $0.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Class A common stockholders to receive Class B Securities, certain conditions must be met. As of February 28, 2010, 40,593,979 (out of a potential of 50,376,756) Class B Securities have been issued. The date of any future issuances of Class B Securities is uncertain.

On March 4, 2010, the Board of Directors extended the expiration date of the Class B Warrants to February 27, 2011. All other terms of the Class B Warrants remain the same.

In September 2008, the Company approved the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan (“2008 Consultants Plan”); whereby the Company may grant shares of the Company’s stock in exchange for services rendered to the Company. As of February 28, 2010 the Company is authorized to grant up to 1,065,000,000 shares under the 2008 Consultants Plan, of which 512,307,043 shares have been issued as of February 28, 2010. During the six months ended February 28, 2010, 306,358,040 shares of Class A Common Stock were issued to consultants for services rendered valued at $0.0017 to $0.0036 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $579,300 being recorded as expense, $62,000 being recorded as prepaid expenses and $204,977 recorded as a reduction in accounts payable at issuance. During the six months ended February 28, 2010 the company recorded expense of $248,733 for prepaid services previously issued in shares that have been earned during the period.

In November 2008, the Company approved the 2008 Employee and Director Stock Compensation Plan (“2008 Employee Plan”), whereby the Company may grant shares of the Company’s stock in exchange for services rendered to the Company. As of February 28, 2010, the Company is authorized to grant up to 210,800,000 shares under the 2008 Employee Plan, of which 183,558,733 have been issued as of February 28, 2010. In December 2009, the Board of Directors authorized an increase of 200,000,000 shares under the 2008 Employee Plan. The Company is in the process of registering those additional shares. During the six months ended February 28, 2010, 113,640,500 shares of Class A Common Stock were issued to employees for services rendered valued at $0.0017 to $0.0036 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $261,950 being recorded as expense and $15,995 recorded as a reduction in accounts payable.

Stock options

The Company recorded compensation expense related to stock options of zero for both the three months ended February 28, 2010 and 2009, and zero and $4,094 for the six months ended February 28, 2010 and 2009, respectively. As of February 28, 2010, the Company had no unrecognized compensation cost related to stock options. During the six months ended February 28, 2010, the Company did not grant options, and no options were cancelled or forfeited. As of February 28, 2010, no options are outstanding.

8.	Related Party Transactions

For the six months ended February 28, 2010 and 2009 the Company recognized zero and $6,000, respectively, for mineral property and exploration costs that were incurred from a company owned by the former president of the Company.

Accounts payable and accrued liabilities at February 28, 2010 and August 31, 2009, include $39,167 for both periods, due to affiliated companies for mineral property and exploration costs, general and administrative costs and property, plant and equipment.

9.	Litigation
The Company is involved in the following legal proceedings:

On March 2, 2009 the Company’s former legal counsel filed a Complaint in District Court, Denver, Colorado, claiming breach of contract of the promissory note executed by the Company October 2, 2008 (Note 6). On October 16, 2009, the Court granted a motion for summary judgment against the Company in the amount of $138,005 plus interest at 6.25% until satisfied. No activity has occurred regarding the judgment since it was granted in October 2009.

On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement (Note 4), and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 51,500,000 shares of Class A Common Stock held by Hennis. Company counsel advises that the Hennis complaint is barred due to Hennis’s affiliate and control person status and moreover is filed in bad faith, since among other things, on June 17, 2008 as President and CEO of the Company, Hennis elected not to pay the option fee then due. The Company received a written settlement offer from Mr. Hennis two days after the Company was served on April 8, 2009. A counter-claim with jury demand has been filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest. No trial date has been set. The outcome of the litigation is not certain; however, it does appear that the Company has legitimate defenses to mitigate damages, if any exist. Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. The Company has recorded liabilities of approximately $58,000 related to the claims of the litigation. Additional claims between a range of $190,000 and $220,000 are asserted by Mr. Hennis. However, the Company believes that the probability of having to recognize these additional liabilities is remote. The Court has set a Motions Hearing for May 7, 2010, a telephonic pre-trial conference hearing for August 13, 2010, and has scheduled a three day jury trial commencing August 25, 2010 in Silverton, Colorado.

On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. The Company believes this lawsuit is without merit and has filed Motion for Change of Venue with the court. On January 15, 2010, the Court denied the Company’s Motion to Change Venue. On February 11, 2010 the Company filed a Request to Reconsider its Motion to Change Venue. As of the date of this filing, that request remains pending. The ultimate outcome of the litigation is uncertain, however, the Company believes that the probability of having to recognize the potential liability is remote.

10.	Commitments and contingencies

On July 1, 2009, the Company entered into a new twelve-month executive employment agreement with its CFO. Under the terms of the Agreement, the CFO will receive a salary of $20,000 per month, along with certain employee benefits such as health insurance. The CFO is also entitled to six months salary if terminated by the Company for convenience or due to a change of control.

11.	Subsequent Events

Subsequent to February 28, 2010, the Board of Directors has authorized 195,993,700 shares of its Class A Common Stock to employees and consultants for services, valued at approximately $391,722 under the various stock compensation plans of the Company. Subsequent to February 28, 2010, 105,276 shares of Class B Common Stock and Class B Warrants were issued in accordance with the February 27, 2009 issuance rules and procedures. See Note 7 for additional details.

Subsequent to February 28, 2010, the Company has borrowed $14,126 from its CFO. In connection with the borrowings, the Company executed unsecured promissory notes, which have the same characteristics as the Notes described in Note 5.

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
This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and six months ended February 28, 2010, as well as our future results. It consists of the following subsections:
•
“Introduction and Plan of Operation,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2010;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

•	“Results of Operations and Comparison,” which sets forth an analysis and comparison of the three and six months ended February 28, 2010 compared to the three and six months ended February 28, 2009.

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

Introduction and Plan of Operation
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three and six months ended February 28, 2010 and compares those results to the three and six months ended February 28, 2009.
We continued to experience the negative effects of the financial markets upheaval, which made capital acquisitions extremely difficult during the three months ended February 28, 2010. The litigation commenced by our former president, Todd C. Hennis necessarily caused all work relating to the Gold King Mine to be suspended, including the N.I. 43-101 report which was originally expected to be completed in the spring of 2009. We can not now predict when (if ever), the N.I. 43-101 report will be completed for the Gold King Mine pending the results of the litigation.
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
In second quarter of fiscal 2010, we commenced a comprehensive permit amendment process with the State of Colorado Division of Reclamation Mining and Safety. The permitting amendment process for the Pride of the West Mill officially commenced on February 19, 2010. Following intense study, analysis, and collaboration, the Company’s 500-page permit amendment application was deemed “complete for filing” under the Colorado Mined Land Reclamation Act by the Colorado Division of Reclamation Mining and Safety. The approval date is expected to be May 20, 2010.
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
Our plan of operation for fiscal year 2010 is to continue seeking funding for our operations and mining exploration, development and acquisition program.
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
Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. We have a working capital deficit of $1,539,408 at February 28, 2010, incurred net losses of $534,775 and $1,699,763 for the three and six months ended February 28, 2010, respectively, and have incurred a deficit accumulated during the exploration stage of $11,080,199 for the period from February 11, 2004 (inception) through February 28, 2010. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from unrelated parties, sale of assets, and equity financing to fund its operations. These conditions (as indicated in the 2009 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about the Company’s ability to continue as a going concern.

We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our capital requirements for the foreseeable future include exploration of our mining properties, payment on a $650,000 promissory note which is collateralized by the Pride of the West Mill and accrued interest of $119,000, payment on notes payable including accrued interest to related parties totaling $270,458 payment on a promissory note payable, including interest of $147,202 to one of our vendors, re-activation expenses at the Mill, and our corporate overhead expenses.
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
As of February 28, 2010, we had cash of $148 and other current assets of $76,650 and current liabilities of $1,616,206. We used cash and cash equivalents of $163,311 in operating activities for the six months ended February 28, 2010. There were no investing activities for the six months ended February 28, 2010. Financing activities consisted of cash proceeds from loans made by officers during the six months ended February 28, 2010 of $162,900.
Contractual Obligations
The table below summarizes contractual obligations as of February 28, 2010 due in the future.

		Less than 1
Contractual Obligations	Total	Year	2 and 3	4 and 5
Principal payment on Pride of the West Mill(1)	$650,000	$650,000
Accrued interest Pride of the West Mill(1)	$119,000	$119,000
Note payable to vendor(2)	$147,202	$147,202
Notes payable to officers(3)	$270,458	$270,458
Work Commitment for Brooklyn Mine(4)	$600,000	$150,000	$450,000
Work Commitment for King Solomon Mine(4)	$50,000	—	$50,000

(1)	This amount is due on June 29, 2010, along with any unpaid interest. The note is secured by the Mill; thus, a default on this obligation could result in foreclosure on our Mill.

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

Results of Operations
Three Months Ended February 28, 2010 Compared to the Three Months Ended February 28, 2009
For the three months ended February 28, 2010, we incurred a net loss of approximately $535,000 compared to a net loss of approximately $1,070,000 for the three months ended February 28, 2009, a 50% improvement of $535,000.
For the three months ended February 28, 2010 and 2009, overall mineral property and exploration costs were $81,000 and $147,000, respectively. However, exploration drilling expenses were zero and $11,000 for the three months ended February 28, 2010 and 2009, respectively, a decrease of $11,000 reflecting our focus on Mill reactivation rather than exploratory drilling on the Gold King property.
General and administrative costs were approximately $361,000 and $891,000 for the three months ended February 28, 2010 and 2009, respectively; a 59% decrease of $530,000. The change is due to the specific reasons presented below.
Consulting expenses were $92,000 and $520,000 for the three months ended February 28, 2010 and 2009, respectively, an 82% decrease of $428,000. The vast majority of these expenses are in the form of stock based compensation and the decrease is due to reduced expenditures on public relations and corporate communications consulting.
Salaries and related payroll taxes were $99,000 and $150,000 for the three months ended February 28, 2010 and 2009, respectively; a 34% decrease of $51,000. All salaries are paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3.
Travel and related costs were $1,100 and $3,200 for the three months ended February 28, 2010 and 2009, respectively, a decrease of $2,100. The decrease in travel during the three months ended February 28, 2010 was due to management’s use of technology related communication processes.
Investor relations costs were $27,000 and $65,000 for the three months ended February 28, 2010 and 2009, respectively, a 58% decrease of $38,000. The decrease was due to moving the investor relations function into the corporate office and consolidating support personnel.
Repairs and maintenance expenses were $9,000 and $10,000 for the three months ended February 28, 2010 and 2009, respectively; an unremarkable change.
Overall professional fees increased $63,000 from $16,000 for the three months ended February 28, 2009, to $79,000 for the same period in 2010. The increase is due to special engineering and legal consulting related to the permit amendment application for the Pride of the West Mill and adjustments to prior legal expenses.
Interest expense was $27,000 and $18,000 for the three months ended February 28, 2010 and 2009, respectively, related to the mortgage on the Pride of the West Mill which was purchased in June 2007. The increase of $9,000 is primarily related to an increase in the interest rate to 12% pursuant to the note extension to June 29, 2010.
Other income was $12,000 and zero for the three months ended February 28, 2010 and 2009, respectively. The $12,000 was due to the rental of mobile mining equipment to a 3rd party.
Six Ended February 28, 2010 Compared to the Six Months Ended February 28, 2009
For the six months ended February 28, 2010, we incurred a net loss of approximately $1,699,000 compared to a net loss of approximately $2,598,000 for the six months ended February 28, 2009, a 35% improvement of $899,000 primarily due to re-focusing our efforts on the Pride of the West Mill project.
For the six months ended February 28, 2010 and 2009, overall mineral property and exploration costs were $189,000 and $410,000, respectively. However, exploration drilling expenses were zero and $189,000 for the six months ended February 28, 2010 and 2009, respectively, a decrease of $189,000 reflecting our focus on Mill reactivation rather than exploratory drilling on the Gold King property.

General and administrative costs were approximately $1,312,000 and $2,051,000 for the six months ended February 28, 2010 and 2009, respectively; a 36% decrease of $739,000. The change is due to the specific reasons presented below.
Consulting expenses were $584,000 and $1,346,000 for the six months ended February 28, 2010 and 2009, respectively, a 57% decrease of $762,000. The vast majority of these expenses are in the form of stock based compensation and the decrease is due to reduced expenditures on geological, environmental, and engineering consulting costs.
Salaries and related payroll taxes were $217,000 and $270,000 for the six months ended February 28, 2010 and 2009, respectively; a decrease of $53,000. All salaries are paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3.
Travel and related costs were $7,000 and $5,300 for the six months ended February 28, 2010 and 2009, respectively, an increase of $1,700. The increase in travel during the six months ended February 28, 2010 was due to management’s due diligence procedures relating to potential acquisitions.
Investor relations costs were $240,000 and $148,000 for the six months ended February 28, 2010 and 2009, respectively, an increase of $92,000. The increase, paid in the form of stock based compensation, was due to the implementation of new and continuing support of existing corporate communications programs.
Repairs and maintenance expenses were $54,000 and $13,000 for the six months ended February 28, 2010 and 2009, respectively, and increase of $41,000. This increase reflects work at the Pride of the West Mill in preparation for re-activation.
Overall professional fees increased $38,000 from $120,000 for the six months ended February 28, 2009, to $158,000 for the same period in 2010. The increase is due to special engineering and legal consulting regarding the permit amendment application for the Pride of the West Mill.
Interest expense was $55,000 and $32,000 for the six months ended February 28, 2010 and 2009, respectively, related to the mortgage on the Pride of the West Mill which was purchased in June 2007. The increase of $23,000 is primarily related to an increase in the interest rate to 12% pursuant to the note extension to June 29, 2010.
Other income was $12,000 and $2,500 for the six months ended February 28, 2010 and 2009, respectively. The increase of $9,500 was due to the rental of mobile mining equipment to a 3rd party
Critical Accounting Policies
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
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (“ASC”) and amended the hierarchy of U.S. GAAP such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASU”s). This standard did not have an impact on the Company’s results of operations or financial condition. However, references in the notes to the financial statements previously made to various former authoritative U.S. GAAP pronouncements have been changed to reflect the appropriate section of the ASC.
In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard whereby SEC filers, like the Company, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.

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
Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of February 28, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2010 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2009.
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
By letter of October 8, 2009, the Division also notified the Company of its inspection of the Pride of the West Mill performed on September 16, 2009. The inspection report included an increase in the reclamation cost to $514,630 from $318,154; an increase of $196,476.
On November 6, 2009 we reached an agreement with the Division in the form of a Joint Stipulation which was presented to the Mined Land Reclamation Board (“Board”) at the Board’s November 12, 2009 hearing, and approved. The joint stipulation provides (in part), that:
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
The $500 penalty was paid on December 21, 2009. The comprehensive permit amendment was submitted to the Colorado Division of Reclamation and Mining Safety on January 8, 2010. The permit amendment application was deemed complete for filing by the Division on February 19, 2010. Publication requirements are complete. As of this filing, no objections to the permit amendment have been received. The decision date for the application is currently set for May 20, 2010. The permit amendment is currently under review by the Division.
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
Mr. Hennis filed a Motion for Summary Judgment on October 5, 2009. We responded to the motion on November 16, 2009. Even though the Company has valid claims against Mr. Hennis, the Company continues to pursue settlement. The Court has set a Motions Hearing for May 7, 2010, a telephonic pre-trial conference hearing for August 13, 2010, and has scheduled a three day jury trial commencing August 25, 2010 in Silverton, Colorado. However, the ultimate outcome of the litigation is uncertain.
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
On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. We believe that this lawsuit is without merit and have filed a Motion for Change of Venue with the court. On January 15, 2010, the Court denied our Motion to Change Venue. On February 11, 2010 we filed a Request to Reconsider Motion to Change Venue. As of the date of this filing, that request remains pending. The ultimate outcome of the litigation is uncertain, however, the Company believes that the probability of having to recognize the potential liability is remote.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Financial Statement Schedules
Exhibit Index

Exhibit
Number	Description
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

10.27	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on December 21, 2009 and incorporated herein by reference.
14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.
31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*
31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*
32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer,*
32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Goldfields Inc.
By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer

April 9, 2010

CERTIFICATIONS