Form 10-Q
period 2010-05-31
COLORADO GOLDFIELDS INC.
filed 2010-07-09
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

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
APPLICABLE ONLY TO CORPORATE ISSURERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 8, 2010

Class A Common Stock, $0.001 Par Value	1,572,796,550
Class B Common Stock (Restricted), No Par Value	40,744,353

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	May 31,	August 31,
	2010	2009
	(unaudited)

ASSETS
Current Assets
Cash	$8,082	$559
Prepaid expenses and other	31,316	262,508

Total Current Assets	39,398	263,067

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,669,528	1,699,620
Mining rights (Note 4)	314,514	—
Restricted cash (Note 3)	318,154	318,154
Other	13,520	13,520

Total Non-Current Assets	2,315,716	2,031,294

Total Assets	$2,355,114	$2,294,361

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable (Note 9)	$303,416	$267,564
Accrued liabilities (Note 9)	104,045	105,610
Convertible debt, less unamortized discount of $48,630 (Note 7)	1,370	—
Derivative liability (Note 7)	50,000	—
Notes payable, including accrued interest — related parties (Note 5)	307,796	100,774
Promissory note payable, including accrued interest (Note 6)	124,321	143,009
Mortgage notes payable, including accrued interest (Note 3)	788,663	729,895

Total Current Liabilities	1,679,611	1,346,852

Non-Current Liabilities
Asset retirement obligation	602,025	571,500

Total Non-Current Liabilities	602,025	571,500

Total Liabilities	2,281,636	1,918,352

Contingencies and Commitments

Stockholders’ Equity (Note 8)
Class A common stock, 2,500,000,000 shares authorized, $0.001 par value; 1,411,684,867 and 535,398,127 shares issued and outstanding, respectively	1,353,424	477,137

Class B common stock, 500,000,000 shares authorized, no par value; 40,734,353 and 35,732,285 shares issued and outstanding	—	—

Additional paid in capital	10,568,612	9,250,058
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(11,877,808)	(9,380,436)

Total Stockholders’ Equity	73,478	376,009

Total Liabilities and Stockholders’ Equity	$2,355,114	$2,294,361

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Accumulated
					from February 11,
	For the Three	For the Three	For the Nine	For the Nine	2004 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010

Revenue	$—	$—	$—	$—	$—

Operating expenses

Donated rent	—	—	—	—	9,750
Donated services	—	—	—	—	19,500
General and administrative	638,420	1,732,414	1,950,018	3,783,822	9,011,834
Mineral property and exploration costs	97,939	90,222	286,652	499,908	1,604,671
Professional fees	46,488	77,365	204,097	197,051	1,095,107

Total operating expenses	(782,847)	(1,900,001)	(2,440,767)	(4,480,781)	(11,740,862)

Other income (expense)
Other income	13,715	—	25,715	2,500	80,504
Interest income	194	1,348	1,706	13,997	32,933
Interest expense	(28,671)	(19,442)	(84,026)	(51,314)	(250,383)

Total other expense	(14,762)	(18,094)	(56,605)	(34,817)	(136,946)

Net Loss	$(797,609)	$(1,918,095)	$(2,497,372)	$(4,515,598)	$(11,877,808)

Net Loss Per Common Share — Basic and Diluted	*	$(0.01)	*	$(0.02)

Weighted Average Number of Common Shares Outstanding	1,290,978,024	299,605,103	1,041,180,616	218,406,571

*	Amount is less than $(0.01) per share.
The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Nine	For the Nine	February 11, 2004
	Months Ended	Months Ended	(Date of Inception) to
	May 31, 2010	May 31, 2009	May 31, 2010

Cash Flows Used in Operating Activities:

Net loss	$(2,497,372)	$(4,515,598)	$(11,877,808)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and rent	—	—	29,250
Amortization of debt discount	1,370		1,370
Depreciation and amortization	28,808	41,657	88,912
Impairment of mining rights	92,986	—	92,986
Stock issued for services	1,737,280	3,455,220	6,590,803
Stock-based compensation — options	—	4,094	899,303
Accrued interest on debt	76,487	14,088	177,533
Accretion expense on asset retirement obligation	30,525	36,660	102,025
Gain on sale of property, plant and equipment	(13,716)	—	(52,955)
Change in operating assets and liabilities:
Increase in restricted cash	—	—	(318,154)
Decrease in prepaid expenses and other	5,009	69,000	—
Increase in accounts payable	312,096	388,058	1,087,719
(Decrease) increase in accrued liabilities	(1,650)	28,429	103,960
Increase in other assets	—	—	(13,520)

Net cash used in operating activities	(228,177)	(478,392)	(3,088,576)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	15,000	—	159,500
Acquisition of property, plant and equipment	—	(4,120)	(717,736)

Net cash provided (used) in investing activities	15,000	(4,120)	(558,236)

Cash Flows from Financing Activities:
Advances received	—	—	405,733
Repayment of advances	—	—	(405,733)
Proceeds from notes from related parties	195,700	352,000	581,452
Repayment of advances from related party	—	—	(10,052)
Proceeds from note payable	—	—	100,000
Repayment of note payable	(25,000)	—	(125,000)
Proceeds from issuance of convertible debt	50,000		50,000
Net proceeds from issuance of common stock	—	—	3,058,494

Net cash provided by financing activities	220,700	352,000	3,654,894

Increase (decrease) in cash	7,523	(130,512)	8,082

Cash — Beginning of Period	559	134,856	—

Cash — End of Period	$8,082	$4,344	$8,082

Supplemental Disclosures:
Interest paid	$—	$15,783	$71,586
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable for promissory note	$—	$135,294	$135,294
Issuance of common stock to satisfy accounts payable	$276,244	$299,059	$646,259
Issuance of common stock for prepaid expenses	$62,000	$34,000	$319,499
Issuance of common stock for mining rights	$407,500		$407,500
Exchange of property, plant and equipment for accounts payable	$—	$—	$2,750
Forgiveness of related party debt and accrued interest	$—	$105,171	$288,361

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
From February 11, 2004 (Date of Inception) to May 31, 2010

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders’
	Common Stock		Common Stock		Paid in	Donated	Exploration	Equity
Number of Shares	Shares	Amount	Shares	Amount	Capital	Capital	Stage	(Deficit)

Balances — February 11, 2004 (Date of inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	—	—	2,500
Donated services and rent	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	51,350,000	2,500	—	—	—	4,500	(5,898)	1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	—	—	53,750
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	114,510,500	56,250	—	—	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	114,510,500	56,250	—	—	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	114,510,500	56,250	—	—	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $282,231)	11,386,180	11,386	—	—	2,990,858	—	—	3,002,244
Shares issued for services	9,829,440	9,829	—	—	859,910	—	—	869,739
Stock-based compensation — options	—	—	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	—	—	(3,721,021)	(3,721,021)

Balances — August 31, 2008	135,726,120	77,465	—	—	4,745,977	29,250	(4,098,579)	754,113
Shares issued for services	370,282,860	370,283	—	—	3,871,000	—	—	4,241,283
Issuance of common stock to satisfy accounts payable	29,389,147	29,389	—	—	340,626	—	—	370,015
Stock-based compensation — options	—	—	—	—	4,094	—	—	4,094
Stock issued to beneficial owners of Class A Common Stock	—	—	35,732,285	—	—	—	—	—
Forgiveness of related party debt converted to equity	—	—	—	—	288,361	—	—	288,361
Net loss	—	—	—	—	—	—	(5,281,857)	(5,281,857)

Balances — August 31, 2009	535,398,127	477,137	35,732,285	—	9,250,058	29,250	(9,380,436)	376,009
Shares issued for services (Note 8)	646,848,099	646,848	—	—	864,249	—	—	1,511,097
Issuance of common stock to satisfy accounts payable (Note 8)	104,438,641	104,439	—	—	171,805	—	—	276,244
Shares issued for mining rights (Note 4)	125,000,000	125,000			282,500			407,500
Stock issued to beneficial owners of Class A Common Stock	—	—	5,002,068	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,497,372)	(2,497,372)

Balances — May 31, 2010 (unaudited)	1,411,684,867	$1,353,424	40,734,353	$—	$10,568,612	$29,250	$(11,877,808)	$73,478

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Notes to the Unaudited Financial Statements
May 31, 2010
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
Going Concern and Management’s Plans:
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $1,640,213 at May 31, 2010, incurred net losses of $797,609 and $2,497,372 for the three and nine months ended May 31, 2010, respectively, and has incurred a deficit accumulated during the exploration stage of $11,877,808 for the period from February 11, 2004 (inception) through May 31, 2010. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.
The Company continues to explore sources of additional financing to satisfy its current operating requirements. In May 2010, the Company closed a one-year funding arrangement with an institutional investor (the “Investor”), in which the Investor may provide convertible debt financing in $25,000 tranches, up to $1 million. The Investor is under no obligation to fund any or all of the $1 million, and the timing of funding is solely at the discretion of the Investor. Proceeds from this financing are to pay the Company’s existing aged debt and for working capital requirements. Through May 31, 2010, the Company received $50,000 under this facility; $25,000 was used to pay off a promissory note payable (note 6). The Company currently faces a severe working capital shortage and is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations, continue mining exploration activities and plans, and fulfill its obligations under its mineral property lease/option agreements and satisfy existing creditors.
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
Basis of Presentation
The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position of the Company at May 31, 2010 and the results of its operations and cash flows for the three and nine months ended May 31, 2010 and 2009, respectively. Operating results for the three and nine months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.
These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2009.
Mining Rights
The Company has determined that its mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the three and nine months ended May 31, 2010, the Company recorded impairment charges of $33,958 and $92,986, respectively.
Mining rights are stated at cost less accumulated amortization and any impairment losses. Mining rights for which probable reserves have been established will be amortized based on actual units of production over the estimated reserves of the mines. The Company’s rights to extract minerals are contractually limited by time. However, the Company has the ability to extend the leases (Note 4).
Basic and Diluted Net Loss Per Share
Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the nine months ended May 31, 2010, the Company issued Class B Common Stock, which are not publicly traded shares, share dividends equally with Class A Common Stock, and are defined as participating securities under US Generally Accepted Accounting Principles; however, they have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three and nine months ended May 31, 2010 and 2009, the effect of the conversion of outstanding options and warrants and Class B common shares would have been anti-dilutive.

The following table presents information regarding the potential dilutive shares for the periods presented:

	Three and nine months ended	Three and nine months ended
	May 31, 2010	May 31, 2009
Class B Common Stock	40,734,353	28,307,598
Class B warrants	40,734,353	28,307,598
Convertible debt	44,642,857	—
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
As of May 31, 2010, the Company had the following financial assets and liabilities which are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash (time deposits)	—	$318,154	—
Derivative liability	—	$50,000	—
The fair values of financial instruments, which include cash, accounts payable, notes payable, and convertible debt were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of amounts due to related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The fair value of the letter of credit issued in conjunction with the reclamation bond (Note 4) approximates the fees paid to obtain it.

3.	Property, Plant and Equipment
On June 29, 2007, the Company acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property and bears interest at 7% per year. All unpaid principal was originally due June 29, 2009. The due date on the mortgage was extended in July 2009 and again in June 2010 and is currently due in full on December 29, 2010. In connection with the July 2009 extension, the interest rate on the mortgage was increased to 12% per annum. Interest expense related to the Mill note for the three months ended May 31, 2010 and 2009 was $19,660 and $11,375, respectively, and $58,767 and $34,125 for the nine months ended May 31, 2010 and 2009, respectively.
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
Property, plant and equipment consist of the following as of May 31, 2010 and August 31, 2009:

	May 31, 2010	August 31, 2009
	(unaudited)
Computer equipment	$2,118	$2,118
Mine and drilling equipment	111,250	113,278
Mobile mining equipment	61,519	61,519
Land and mill	1,567,176	1,567,176

	1,742,063	1,744,091
Less accumulated depreciation	(72,535)	(44,471)

	$1,669,528	$1,699,620

Depreciation expense was $9,580 and $28,808 for the three and nine months ended May 31, 2010, respectively, and $13,885 and $41,657 for the three and nine months ended May 31, 2009, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the of the Company’s property, plant and equipment has not yet been placed in service.

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
The Company received notice of default of the option agreement on March 16, 2009 when the Company did not make the payment due on March 15, 2009. The Company does not dispute the technical default. However, the termination of the option agreement is now the subject of litigation more fully described in Note 10.
The option agreement is the subject of current litigation in San Juan County, Colorado. See Note 10 for additional details.
5.	Notes payable — related parties
As of May 31, 2010, the Company has borrowed $72,500 and $498,900 from its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The Company subsequently entered into amended note agreements with its CEO to extend the due dates until September 18, 2010. During the year ended August 31, 2009, the Company’s CFO forgave certain notes and accrued interest which has been accounted for as a capital transaction resulting in an increase in equity of $288,361. During the nine months ended May 31, 2010 the Company entered into amended note agreements with its CFO to extend certain of the due dates on the Notes an additional six months. During the three and nine months ended May 31, 2010 and 2009, the Company recorded interest expense of $4,539 and $4,288, respectively, and $11,322 and $8,504, respectively, relating to the Notes. The notes outstanding at May 31, 2010 are due at varying times between July 18, 2010 and May 10, 2011. None of the promissory notes are currently in default.
6.	Promissory note payable
On October 2, 2008, the Company executed an unsecured promissory note with one of its vendors for services rendered totaling $135,294. The promissory note bears interest at 6.25% per annum and the principal and interest were due on December 19, 2008. The promissory note is in default and a Motion for Summary Judgment has been granted (see Note 10). During the three months ended May 31, 2010, $25,000 was paid towards the promissory note. The Company recorded interest expense of $2,118 and $2,131 for the three months ended May 31, 2010 and 2009, and $6,312 and $5,584 for the nine months ended May 31, 2010 and 2009, respectively. Subsequent to May 31, 2010, an additional $25,000 was paid to the vendor in partial satisfaction of the promissory note and judgment.

7.	Convertible notes
On May 21, 2010, the Company issued two $25,000 convertible notes under a funding arrangement with the Investor, totaling $50,000, which bear interest at 6.25% per annum and mature on May 21, 2011. The notes are convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company.
In accordance with ASC 815-15, Embedded Derivatives, the Company determined that the conversion feature of the note met the criteria of an embedded derivative and therefore the conversion feature of the debt has been bifurcated and accounted for as a derivative. The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature, pursuant to ASC 815-40, Contracts in Entity’s Own Equity, has been accounted for as a derivative liability. The Company calculated the fair value of the conversion feature and recognized a discount to the debt of $50,000. The Company used the Black-Scholes pricing model to calculate the fair value of this derivative liability. Key assumptions used to apply this model included an expected term of one year, a volatility of 160%, a risk-free interest rate of .35% and a dividend yield of 0%.
The Company will adjust the carrying value of the derivative liability to its fair value at each reporting date. During the three and nine months ended May 31, 2010, there was no change in the fair value of the derivative liability.
For the three and nine months ended May 31, 2010, the Company accreted interest expense of $1,370, increasing the carrying value of the note to $1,370.
Subsequent to May 31, 2010, the Company issued two additional $25,000 convertible notes to the Investor.
8.	Stockholders’ Equity
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
On February 27, 2009 the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance and an exercise price of $0.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Class A common stockholders to receive Class B Securities, certain conditions must be met. As of May 31, 2010, 40,734,353 (out of a potential of 50,376,756) Class B Securities have been issued. The date of any future issuances of Class B Securities is uncertain.
On March 4, 2010, the Board of Directors extended the expiration date of the Class B Warrants to February 27, 2011. All other terms of the Class B Warrants remain the same.
In September 2008, the Company approved the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan (“2008 Consultants Plan”); whereby the Company may grant shares of the Company’s stock in exchange for services rendered to the Company. As of May 31, 2010 the Company is authorized to grant up to 1,065,000,000 shares under the 2008 Consultants Plan, of which 718,514,243 shares have been issued as of May 31, 2010. During the nine months ended May 31, 2010, 467,074,040 shares of Class A Common Stock were issued to consultants for services rendered valued at $0.0017 to $0.0036 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $853,029 being recorded as expense, $62,000 being recorded as prepaid expenses and $257,816 recorded as a reduction in accounts payable at issuance. During the nine months ended May 31, 2010 the company recorded expense of $288,183 for prepaid services previously issued in shares that have been earned during the period.

In November 2008, the Company approved the 2008 Employee and Director Stock Compensation Plan (“2008 Employee Plan”), whereby the Company may grant shares of the Company’s stock in exchange for services rendered to the Company. As of May 31, 2010, the Company is authorized to grant up to 410,800,000 shares under the 2008 Employee Plan, of which 252,130,933 have been issued as of May 31, 2010. During the nine months ended May 31, 2010, 182,212,700 shares of Class A Common Stock were issued to employees for services rendered valued at $0.0017 to $0.0036 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $387,530 being recorded as expense and $18,428 recorded as a reduction in accounts payable.
Stock options
The Company recorded compensation expense related to stock options of zero for both the three months ended May 31, 2010 and 2009, and zero and $4,094 for the nine months ended May 31, 2010 and 2009, respectively. As of May 31, 2010, the Company had no unrecognized compensation cost related to stock options. During the nine months ended May 31, 2010, the Company did not grant options, and no options were cancelled or forfeited. As of May 31, 2010, no options are outstanding.
9.	Related Party Transactions
For the nine months ended May 31, 2010 and 2009 the Company recognized zero and $6,000, respectively, for mineral property and exploration costs that were incurred from a company owned by the former president of the Company.
Accounts payable and accrued liabilities at May 31, 2010 and August 31, 2009, include $39,167 for both periods, due to affiliated companies for mineral property and exploration costs, general and administrative costs and property, plant and equipment.
10.	Litigation
The Company is involved in the following legal proceedings:
On March 2, 2009 the Company’s former legal counsel filed a Complaint in District Court, Denver, Colorado, claiming breach of contract of the promissory note executed by the Company October 2, 2008 (Note 6). On October 16, 2009, the Court granted a motion for summary judgment against the Company in the amount of $138,005 plus interest at 6.25% until satisfied. No activity has occurred regarding the judgment since it was granted in October 2009. However, in May 2010, an Investor entered into an agreement with the complainant in this matter, in which the Investor may purchase, at its option, individual tranches of $25,000, up to the total amount of the $138,005 promissory note.

On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement (Note 4), and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 51,500,000 shares of Class A Common Stock held by Hennis. Company counsel advises that the Hennis complaint is barred due to Hennis’s affiliate and control person status and moreover is filed in bad faith, since among other things, on June 17, 2008 as President and CEO of the Company, Hennis elected not to pay the option fee then due. The Company received a written settlement offer from Mr. Hennis two days after the Company was served on April 8, 2009. A counter-claim with jury demand has been filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest. No trial date has been set. The outcome of the litigation is not certain; however, it does appear that the Company has legitimate defenses to mitigate damages, if any exist. Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. The Company has recorded liabilities of approximately $58,000 related to the claims of the litigation. Additional claims between a range of $190,000 and $220,000 are asserted by Mr. Hennis. However, the Company believes that the probability of having to recognize these additional liabilities is remote. A hearing regarding the Motion for Summary Judgment was held on May 7, 2010 in Durango, Colorado. As of the date of this filing, no decision has been rendered by the court. A telephonic pre-trial conference hearing is scheduled for August 13, 2010, and a three day jury trial has been scheduled to begin August 25, 2010 in Silverton, Colorado.
On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. The Company believes this lawsuit is without merit and has filed Motion for Change of Venue with the court. On January 15, 2010, the Court denied the Company’s Motion to Change Venue. On February 11, 2010, the Company filed a Request to Reconsider its Motion to Change Venue. As of the date of this filing, that request remains pending. The ultimate outcome of the litigation is uncertain, however, the Company believes that the probability of having to recognize the potential liability is remote.
11.	Commitments and contingencies
On July 1, 2009, the Company entered into a twelve-month executive employment agreement with its CFO. Under the terms of the Agreement, the CFO received a salary of $20,000 per month, along with certain employee benefits such as health insurance. The CFO was also entitled to six months salary if terminated by the Company for convenience or due to a change of control. This contract expired on July 1, 2010; management anticipates this contract will be renewed during the quarter ended August 31, 2010.
12.	Subsequent Events
Subsequent to May 31, 2010, the Board of Directors has issued 125,397,400 shares of its Class A Common Stock to employees and consultants for services, valued at approximately $215,102 under the various stock compensation plans of the Company, and 35,714,283 shares of restricted Class A Common Stock pursuant to the conversion of $37,500 debt. Subsequent to May 31, 2010, 10,000 shares of Class B Common Stock and Class B Warrants were issued in accordance with the February 27, 2009 issuance rules and procedures. See Note 8 for additional details.

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
This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and nine months ended May 31, 2010, as well as our future results. It consists of the following subsections:
•
“Introduction and Plan of Operation,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2010;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;
•	“Results of Operations,” which sets forth an analysis and comparison of the three and nine months ended May 31, 2010 compared to the three and nine months ended May 31, 2009.
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

Introduction and Plan of Operation
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three and nine months ended May 31, 2010 and compares those results to the three and nine months ended May 31, 2009.
We continued to experience the negative effects of the financial markets upheaval, which made capital acquisitions extremely difficult during the three months ended May 31, 2010. The litigation commenced by our former president, Todd C. Hennis necessarily caused all work relating to the Gold King Mine to be suspended, including the N.I. 43-101 report which was originally expected to be completed in the spring of 2009. We can not now predict when (if ever), the N.I. 43-101 report will be completed for the Gold King Mine pending the results of the litigation.
Therefore, in fiscal 2009 we turned away from concentrating only on the Hennis-owned Gold King Mine, and focused primarily on re-activation of the Pride of the West Mill, securing agreements for “custom” or “toll” milling, and seeking out new properties to explore and develop. Those activities continued during the nine months of fiscal year 2010. We entered into two new lease/option agreements for properties located near our mill facility, and completed the first major milestone regarding mill re-activation.
In second quarter of fiscal 2010, we commenced a comprehensive permit amendment process with the State of Colorado Division of Reclamation Mining and Safety. The permitting amendment process for the Pride of the West Mill officially commenced on February 19, 2010. Following intense study, analysis, and collaboration, the Company’s 500-page permit amendment application was deemed “complete for filing” under the Colorado Mined Land Reclamation Act by the Colorado Division of Reclamation Mining and Safety. As described in Part II, Item 1. Legal Proceedings, an amendment to the amendment application was required. Therefore, the approval date is now expected to be September 8, 2010.
Concurrent with the permitting process described above, on May 17, 2010 the Company received approval and commenced active refurbishment work on the Pride of the West Mill. Core items necessary to bring the mill into production began in the areas of electrical systems improvements, reagent organization, renovation and modernization of the laboratory building, and reactivation of mechanical operations including testing of the large ball mill and rod mill, and flotation tank operations.
The scale of the approved work by the State of Colorado’s Division of Reclamation Mining and Safety at the Mill was substantial and specific. While the final decision regarding the entire Reclamation Permit has been extended, the Division’s simultaneous approval of other key elements of the reactivation plan will allow us to move forward with our business plan.
As of the filing date of this report, we have received preliminary purchase orders totaling $9.2 million for custom gold ore milling from active mines in southwestern Colorado. Initial gold ore flow to Colorado Goldfields is estimated to be approximately 300 tons per day.
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
Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. We have a working capital deficit of $1,640,213 at May 31, 2010, incurred net losses of $797,609 and $2,497,372 for the three and nine months ended May 31, 2010, respectively, and have incurred a deficit accumulated during the exploration stage of $11,877,808 for the period from February 11, 2004 (inception) through May 31, 2010. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from unrelated parties, sale of assets, and equity financing to fund its operations. These conditions (as indicated in the 2009 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about the Company’s ability to continue as a going concern.
We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our capital requirements for the foreseeable future include exploration of our mining properties, payment on a $650,000 promissory note which is collateralized by the Pride of the West Mill and accrued interest of $138,663, payment on notes payable including accrued interest to related parties totaling $307,796, payment on a promissory note payable, including interest of $124,321 to one of our vendors, re-activation expenses at the Mill, and our corporate overhead expenses.
In May 2010, we closed a funding arrangement with an institutional investor in the amount of $1 million. Funding is provided to us in tranches at the institutional investor’s option. The financing will, over the course of the facility timeline, provide funding for the Company’s aged debt and for working capital requirements.
We continue to seek additional equity or debt financing. However, there can be no assurance that funds required during the next twelve months or thereafter will be available from external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. All of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing.
As of May 31, 2010, we had cash of $8,082 and other current assets of $31,316 and current liabilities of $1,679,611. We used cash of $228,177 in operating activities for the nine months ended May 31, 2010. The sale of property, plant and equipment generated $15,000 during the nine months ended May 31, 2010. Financing activities consisted of cash proceeds from loans made by officers during the nine months ended May 31, 2010 of $195,700.

Contractual Obligations
The table below summarizes contractual obligations as of May 31, 2010 due in the future.

		Less than 1
Contractual Obligations	Total	Year	2 and 3	4 and 5
Principal payment on Pride of the West Mill(1)	$650,000	$650,000
Accrued interest Pride of the West Mill(1)	$138,663	$138,663
Note payable to vendor(2)	$124,321	$124,321
Notes payable to officers(3)	$307,796	$307,796
Convertible Note	$50,000	$50,000
Work Commitment for Brooklyn Mine(4)	$600,000	$150,000	$450,000
Work Commitment for King Solomon Mine(4)	$50,000	—	$50,000

(1)
This amount was extended from June 29, 2010 and is due on December 29, 2010, along with any unpaid interest. The note is secured by the Mill; thus, a default on this obligation could result in foreclosure on our Mill.

(2)
This amount was ordered by judgment of the court on October 16, 2009 payable to our former law firm Jackson Kelly PLLC. The promissory note has been purchased by an unrelated third-party in individual transactions of $25,000. As of the filing date of this report, $50,000 has been paid to the vendor in partial satisfaction of the promissory note and judgment.

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

Results of Operations
Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009
For the three months ended May 31, 2010, we incurred a net loss of approximately $798,000 compared to a net loss of approximately $1,918,000 for the three months ended May 31, 2009, a 58% improvement of $1,120,000.
For the three months ended May 31, 2010 and 2009, overall mineral property and exploration costs were approximately $98,000 and $90,000, respectively; an unremarkable change.
General and administrative costs were approximately $646,000 and $1,732,000 for the three months ended May 31, 2010 and 2009, respectively; a decrease of $1,086,000. The change is due to the specific reasons presented below.
Consulting expenses were $252,000 and $546,000 for the three months ended May 31, 2010 and 2009, respectively, a 54% decrease of $294,000. The vast majority of these expenses are in the form of stock based compensation and the decrease is due to reduced expenditures on public relations and corporate communications consulting.
Salaries and related payroll taxes were $92,000 and $126,000 for the three months ended May 31, 2010 and 2009, respectively; a decrease of $34,000. All salaries are paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3.
Travel and related costs were $1,400 and $1,700 for the three months ended May 31, 2010 and 2009, respectively, a decrease of $300. The decrease in travel during the three months ended May 31, 2010 was due to management’s use of technology related communication processes.

Investor relations costs were $195,000 and $25,000 for the three months ended May 31, 2010 and 2009, respectively, an increase of $170,000. The increase was due to moving the investor relations function into the corporate office, re-launching certain investor relations activities, and consolidating support personnel.
Repairs and maintenance expenses were $4,100 and $7,000 for the three months ended May 31, 2010 and 2009, respectively, a decrease of $2,900. The decrease was due to more repairs being performed by in-house personnel.
Overall professional fees decreased $31,000 from $77,000 for the three months ended May 31, 2009, to $46,000 for the same period in 2010. The decrease is due to reduced legal consulting related to the permit amendment application for the Pride of the West Mill and other litigation matters.
Interest expense was $29,000 and $20,000 for the three months ended May 31, 2010 and 2009, respectively, related to the mortgage on the Pride of the West Mill which was purchased in June 2007. The increase of $9,000 is primarily related to an increase in the interest rate to 12% pursuant to the note extension to June 29, 2010.
Other income was $14,000 and zero for the three months ended May 31, 2010 and 2009, respectively. The increase was due to the sale of used equipment.
Nine Months Ended May 31, 2010 Compared to the Nine Months Ended May 31, 2009
For the nine months ended May 31, 2010, we incurred a net loss of approximately $2,497,000 compared to a net loss of approximately $4,516,000 for the nine months ended May 31, 2009, an improvement of $2,019,000 primarily due to re-focusing our efforts on the Pride of the West Mill project.
For the nine months ended May 31, 2010 and 2009, overall mineral property and exploration costs were $287,000 and $500,000, respectively, a decrease of $213,000 reflecting our focus on Mill reactivation rather than exploratory drilling on the Gold King property.
General and administrative costs were approximately $1,958,000 and $3,784,000 for the nine months ended May 31, 2010 and 2009, respectively; a decrease of $1,826,000. The change is due to the specific reasons presented below.
Consulting expenses were $836,000 and $1,892,000 for the nine months ended May 31, 2010 and 2009, respectively, a 56% decrease of $1,056,000. The vast majority of these expenses are in the form of stock based compensation, and the decrease is due to reduced expenditures on geological, environmental, and engineering consulting costs.
Salaries and related payroll taxes were $309,000 and $396,000 for the nine months ended May 31, 2010 and 2009, respectively; a decrease of $87,000. The decrease is due to bonuses that were paid in 2009 not being paid in 2010. All salaries are paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3.
Travel and related costs were $8,400 and $7,000 for the nine months ended May 31, 2010 and 2009, respectively, an increase of $1,400. The increase in travel during the nine months ended May 31, 2010 was due to management’s due diligence procedures relating to potential acquisitions.
Investor relations costs were $434,000 and $173,000 for the nine months ended May 31, 2010 and 2009, respectively, an increase of $261,000. The increase, paid in the form of stock based compensation, was due to the implementation of new and continuing support of existing corporate communications programs.
Repairs and maintenance expenses were $59,000 and $20,000 for the nine months ended May 31, 2010 and 2009, respectively, and increase of $39,000. This increase reflects work at the Pride of the West Mill in preparation for re-activation.
Overall professional fees increased $7,000 from $197,000 for the nine months ended May 31, 2009, to $204,000 for the same period in 2010, an unremarkable change.

Interest expense was $84,000 and $51,000 for the nine months ended May 31, 2010 and 2009, respectively, related to the mortgage on the Pride of the West Mill which was purchased in June 2007. The increase of $33,000 is primarily related to an increase in the interest rate to 12% pursuant to the note extension to June 29, 2010.
Other income was $26,000 and $2,500 for the nine months ended May 31, 2010 and 2009, respectively. The increase was primarily due to the sale and rental of used equipment.
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
Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of May 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2010 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2009.
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
In April, 2010, the Division informally indicated that they believe that the water supply structures associated with Hematite Creek Pipeline and Cunningham Creek Pipeline (“Water Structures”), constitute “affected land” as defined by Rule 1.1(4), and that the Division will require that the application for AM-02 to Permit no.: M-1984-049 be amended to include such lands within the boundary of affected land. Further, that the Division has informally indicated that they will require a new submittal to the County Clerk, new public notices, and that all review timeframes shall begin anew.
While the Company did not agree with the Division’s conclusion, an amended permit amendment application was filed on May 24, 2010. This amendment to the permit amendment application was deemed complete for filing by the Division as of June 10, 2010. The decision date for the application has been set for September 8, 2010. A new submittal to the County Clerk was made on May 24, 2010, and new public notices and publications were begun on June 17, 2010.
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

A hearing regarding the Motion for Summary Judgment was held on May 7, 2010 in Durango, Colorado. As of the date of this filing, no decision has been rendered by the court. A telephonic pre-trial conference hearing is scheduled for August 13, 2010, and a three day jury trial has been scheduled to begin August 25, 2010 in Silverton, Colorado.
Former Law Firm Litigation
On March 2, 2009 the Company’s former legal counsel, Jackson Kelly PLLC, filed a Complaint in District Court, Denver, Colorado, claiming breach of contract of the promissory note executed by the Company October 2, 2008 (Note 5). On October 16, 2009, the Court granted a Motion for Summary Judgment against the Company in the amount of $138,005 plus interest at 6.25% until satisfied. The promissory note has been purchased by an unrelated third-party in individual transactions of $25,000. As of the filing date of this report, $50,000 has been paid to the vendor in partial satisfaction of the promissory note and judgment.
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

10.27	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on December 21, 2009 and incorporated herein by reference.
10.28	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on April 23, 2010 and incorporated herein by reference.
14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.
31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*
31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*
32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer,*
32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Goldfields Inc.
By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer
July 9, 2010

CERTIFICATIONS