Form 10-K
period 2010-08-31
COLORADO GOLDFIELDS INC.
filed 2010-11-19
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51718
COLORADO GOLDFIELDS INC.
(Name of registrant as specified in its charter)

Nevada	20-0716175
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10920 West Alameda Avenue, Suite 201 Lakewood, CO	80226
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Class A common stock of the registrant held by non-affiliates as of February 26, 2010 the last business day of the registrant’s most recently completed second fiscal quarter based on the closing sale price of the registrant’s Class A common stock on that date as reported on the Over the Counter Bulletin Board was $2,005,839.

Class	Shares Outstanding at November 17, 2010

Class A Common Stock, $0.001 Par Value	2,464,163,308
Class B Common Stock (Restricted), No Par Value	490,367,597
DOCUMENTS INCORPORATED BY REFERENCE
None.

ii

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
Available Information
Colorado Goldfields maintains an internet website at www.cologold.com. Colorado Goldfields makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Colorado Goldfields’ Code of Business Ethics and Conduct are available on the web site at
www.cologold.com/uploads/Code_of_Business_Conduct_Ethics.pdf
Any of the foregoing information is available in print to any stockholder who requests it by contacting Colorado Goldfields’ Investor Relations Department at 866-579-9444.

Item 1.	Business
Background
Colorado Goldfields Inc. (“we,” “us,” or the “Company”) is a mining exploration stage company engaged in the acquisition and exploration of mineral properties, primarily for gold, silver, zinc, copper and lead, and the milling and processing of ore from both owned and non-owned mining properties.
We hold leases with an option to purchase the Brooklyn Mine and the King Solomon Mine. We refer to these properties collectively as “the CGFI Properties” throughout this Report. We are presently in the exploration stage at the CGFI Properties. We have not generated revenue from mining operations.
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
Our principal executive offices are located at 10920 West Alameda Avenue, Suite 201, Lakewood, Colorado, 80226 and our telephone number is (303) 984-5324. Our common stock is quoted on the OTC Bulletin Board System under the symbol “CGFIA.”

Our Business
As an exploration stage mining company, our activities are currently focused on exploration, geological evaluation and feasibility studies for gold and other metals and, where warranted, efforts to develop and construct mining and processing facilities. We may enter into joint ventures, partnerships or other arrangements to accomplish these activities. Additionally, we acquired the Pride of the West Mill located in Howardsville, Colorado in June 2007. The mill is currently not operational. We hope to address the issues, which are more fully described in “Item 2. Properties,” with the mill in 2010-2011 and bring the mill to operating standards.
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
Throughout fiscal 2010 we constructed a comprehensive amendment to the permit and have submitted extensive engineering and operations plans to the Colorado Division of Reclamation Mining and Safety. The permit will be considered by the Colorado Mined Land Reclamation Board on December 15, 2010. Additionally, we have completed many refurbishment activities at the site.
In the third and fourth quarter of 2010, two outside funding sources have become involved with the Company. A Delaware Partnership and a group of New York Private Investors have provided funding to us in the form of convertible debt. See Item 8. Notes to the Financial Statements for additional details.
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
Employees
There were three people employed by Colorado Goldfields as of August 31, 2010. On September 9, 2008, Todd C. Hennis resigned his positions as our Chief Executive Officer and Director for personal reasons. As of the same date, the remaining members of our Board of Directors elected Lee R. Rice to act as interim Chief Executive Officer. Effective September 10, 2008, Mr. Rice entered into an Executive Employment Agreement with the Company, which is more fully described in Item 11 Executive Compensation. Mr. Rice has been one of our Directors since July 31, 2008.
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
Since our inception in 2004, we have had nominal operations and incurred operating losses. As of August 31, 2010, our accumulated deficit since inception was approximately $13 million. We have substantial current obligations and at August 31, 2010, we had approximately $2.2 million of current liabilities as compared to only $0.04 million of current assets. Since August 31, 2009, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our Class A common stock to our employees, consultants and advisors as payment for the goods and services.
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
These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended August 31, 2010. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Please see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for further information.
Our only interest relating to mining properties is the lease or option to acquire various mining claims, the feasibility of which has not been established as we have not completed exploration or other work necessary to determine if it is commercially feasible to acquire and develop the property.
We are currently a mining exploration stage company. Our only mining assets are related to leases with options to purchase certain mining claims. Additionally, in June 2007 we acquired the Pride of the West Mill, which is currently under a cease and desist order from the Colorado Mined Land Reclamation Board which prohibits operation until certain deficiencies are corrected. See “Item 2. Properties” of this Report for more information regarding our mining assets.

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
In June 2007, we acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. We paid the seller cash of $250,677 and the remaining $650,000 was financed by the seller. The seller’s loan is secured by the property bearing interest at 12% per year, with all unpaid principal and interest due December 29, 2010. We will be required to obtain debt or equity financing from external sources in order to fund payment on the mortgage. In addition, as the Mill is currently inactive and under a cease and desist order issued by the Colorado Division of Reclamation, Mining and Safety due to operational deficiencies, we will require further funds to cure the deficiencies and bring the Mill back into active status. However, In November 2009, we reached a joint stipulation with the Colorado Division of Reclamation Mining and Safety and the Colorado Mined Land Reclamation Board regarding the status, re-activation, and reclamation of the Pride of the West Mill. See “Item 2. Properties” of this Report for more information regarding our mining and milling assets.
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
Under our lease with an option to purchase the Brooklyn Mine we are required to expend an average of $200,000 per year in the form of a work commitment. We were unable to complete the first year’s work commitment. However, the lessor has extended the first year minimum work commitment through November 30, 2010, and has agreed to extend this commitment on a month-to-month basis going forward. We are currently discussing a formal extension with the lessor.
Under our lease with an option to purchase the King Solomon Mine we are required to expend $50,000 over three years in the form of a work commitment.

In November 2007, we raised approximately $3,284,500 pursuant to a private placement of securities, and as of August 31, 2010, we had expended all of the funds acquired in the private placement except approximately $318,000 placed in a CD as collateral to a letter of credit that satisfies the financial warranty requirement of the State of Colorado pursuant the permit to operate the Pride of the West Mill. Thus, we will be required to raise significantly more capital in order to develop the CGFI Properties for mining production assuming that economically viable reserves exist. There is no assurance that our investments in the CGFI Properties will be financially productive. Our ability to obtain necessary funding depends upon a number of factors, including the price of gold and other base metals and minerals which we are able to mine, the status of the national and worldwide economy and the availability of funds in the capital markets. If we are unable to obtain the required financing in the near future for these or other purposes, our exploration activities would be delayed or indefinitely postponed, we would likely lose our lease/options and option to acquire an ownership interest in the CGFI Properties and this would likely, eventually, lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds to continue our exploration and feasibility work on the Brooklyn and King Solomon Properties, or if commercially viable reserves are not present, the market value of our securities will likely decline, and our investors may lose some or all of their investment.
Historical production of gold at the Brooklyn, King Solomon, and San Juan Properties may not be indicative of the potential for future development or revenue.
Historical production of gold and other metals and minerals from the mines encompassed under our Lease/Options cannot be relied upon as an indication that the CGFI Properties will have commercially feasible reserves. Investors in our securities should not rely on historical operations of the CGFI Properties as an indication that we will be able to place the CGFI Properties into commercial production again. We expect to incur losses unless and until such time as the properties enter into commercial production and generate sufficient revenue to fund our continuing operations.
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
Reclamation obligations on the Brooklyn, King Solomon, and our Mill could require significant additional expenditures.
We are responsible for the reclamation obligations related to any exploratory and mining activities located on the Brooklyn and King Solomon. Since we have only begun exploration activities, we cannot estimate these costs at this time. In November 2007, the Colorado Division of Reclamation, Mining and Safety transferred the mill permit into our name, and we delivered to the Division a reclamation bond in the amount of $318,154. We have currently estimated the total reclamation costs on the Mill at $612,550 and have recorded a liability in this amount as of August 31, 2010. There is a risk that the Mill reclamation costs may exceed our current estimate, and such excess could be significant. The satisfaction of current and future bonding requirements and reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further that increases to our bonding requirements or excessive actual reclamation costs will negatively affect our financial position and results of operation.
Title to mineral properties can be uncertain, and we are at risk of loss of ownership of our property.
Our ability to explore and mine the leased and optioned properties depends on the validity of title to that property. The CGFI Properties, which are subject to our Lease/Options, consist of patented and unpatented mining claims. Unpatented mining claims are effectively only a lease from the federal government to extract minerals; thus an unpatented mining claim is subject to contest by third parties or the federal government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our leased properties or the San Juan Properties we have under option. Thus, there may be challenges to the title to the properties which, if successful, could impair development and/or operations.

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
Weather interruptions in the San Juan County, Colorado area may delay or prevent exploration on the CGFI Properties
The Brooklyn and King Solomon mines are located in a mountainous, high alpine region of the Colorado Rocky Mountains. The area receives extreme winter conditions which delay or prevent exploration of the properties during the winter months.
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
Our company is completely dependent on our Chief Executive Officer, Lee R. Rice, and on our Chief Financial Officer, C. Stephen Guyer, both of whom are also members of our Board of Directors. As of the date of this report, we only employed three individuals: Messrs. Rice and Guyer and our Director of Operations. Thus, the loss of either Messrs. Rice or Guyer could significantly and adversely affect our business, and certainly the loss of both individuals on or about the same time could result in a complete failure of the Company. We do not carry any life insurance on the lives of either Messrs. Rice or Guyer.
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
Our operations, including our planned exploration activities on our leased and optioned properties, require permits from the state and federal governments. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of the CGFI Properties will be adversely affected.
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
In March 2008, the Colorado Division of Reclamation, Mining and Safety transferred the mill permit into our name, and in connection therewith, we posted a bond in the amount of $318,154 with the Division in the form of a letter of credit. We have recorded an estimated asset retirement obligation of $612,550 in connection with our estimated future reclamation costs.
The Pride of the West Mill was (and is) the subject of a cease and desist order (“C&D”), issued by the State of Colorado Mined Land Reclamation Board due to the operational deficiencies of the previous operator (Silver Wing Company, Inc.) in the period 2002-2003.
As a result of our activities in the summer of 2009 which we believed were in compliance with our permit and Cease & Desist Order, by letter dated October 8, 2009, the Division of Reclamation Mining & Safety (“Division”) notified the Company of its “Reason to Believe a Violation Exists,” “Scheduling of Board Hearing,” “Revocation of Permit,” and “Forfeiture of Financial Warranty,” regarding the permit for the Pride of west Mill.
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
a.
a comprehensive permit amendment, complete for the purposes of filing, that includes an engineered analysis and plans for placement, construction, certification, and monitoring of new Environmental Protection Facilities designed to allow the re-activation of the Mill, and to clarify the Operator’s authorization to perform “custom” or “toll” milling, by no later than January 13, 2010, extended to February 19, 2010. The comprehensive permit amendment was submitted to the Colorado Division of Reclamation and Mining Safety on January 8, 2010. The permit amendment application was deemed complete for filing by the Division on February 19, 2010.

b.
within 180 days of filing, all documentation necessary to allow Division approval of the subject amendment, including an acceptable financial warranty in the amount calculated by the Division incorporating all the revised reclamation cost provisions detailed in the amendment.

3.
The current financial warranty increase deadline was December 7, 2009, however, it is agreed that this deadline is extended and the Division will re-calculate the bond during the permit amendment review process. The financial warranty compliance date has been extended to January 15, 2011.

4.
The permit amendment will include analyses related to waste rock relocation and designs for new tailing pond facilities in compliance with the requirements of the Act and Rules. Under the permit amendment all portions of the Reclamation Plan will be updated.

5.
Colorado Goldfields commits to on-the-ground compliance with the requirements of the Act, the Rules, and provisions of Permit No. M-1984-049, modified by the subject amendment, by no later than October 29, 2010, later extended to August 31, 2011.

6.
Colorado Goldfields acknowledges that, without intention, it did not comply with the procedural requirements of its permit or the Cease and Desist Order when relocating the waste rock to the lower tailings pond at the Mill. Therefore, Colorado Goldfields is in violation pursuant to C.R.S. 34-32-124(1) for failure to comply with conditions of permit No. M-1984-049 and failure to comply with the conditions of a Cease and Desist order. In accordance with Rule 3.3.2(2)(b) and C.R.S. 34-32-124(7) the Board shall assess a civil penalty in the range of $5,700 to $57,000 for each violation, reflecting 57 days of violation at $100 to $1,000 per day, as measured from the September 16th inspection to the November 12, 2009 hearing. Colorado Goldfields respectfully requests that the Board suspend all but $250 for each of the violations, totaling $500, pending completion of the corrective actions and requirements described herein. The Division does not object to this request. The $500 penalty was paid on December 21, 2009.

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
On November 2, 2010, the formal board hearing was extended to December 15, 2010 and the pre-hearing conference set for December 2, 2010.
The Company is prepared to present final solutions to any remaining adequacy issues directly to the Mined Land Reclamation Board on December 15, 2010. We believe that the Board will approve the permit amendment on that date.
The estimated remaining cost to bring the mill into active status is highly dependent upon the result of the accepted final operational, EPF, and plan designs, which have changed significantly since 2008. The Company estimates in very broad terms that the cost may be between $1 and $2 million depending upon final approved designs.
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
As of the date of this report, four Colorado companies have entered into preliminary purchase orders with us for custom milling, representing $9.2 million in future cash flows to Colorado Goldfields. This is predicated upon our successful reactivation of the mill.
The Pride of the West Mill is also subject to certain local, state and federal regulations.
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
The option agreement is the subject of current litigation in San Juan County, Colorado. See Item 3. Legal Proceedings for additional details.

Item 3.	Legal Proceedings
Pride of the West Mill Proceedings
See “Item 2. Properties” for a description of the proceedings relating to the Pride of the West Mill.
San Juan Properties and Hennis Proceedings
On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the San Juan Properties’ option agreement, and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 51,500,000 shares of Class A Common Stock held by Hennis. Company counsel advises that the Hennis complaint is barred due to Hennis’s affiliate and control person status and moreover is filed in bad faith, since among other things, on June 17, 2008 as President and CEO of the Company, Hennis elected not to pay the option fee then due. The Company received a written settlement offer from Mr. Hennis two days after the Company was served on April 8, 2009. A counter-claim with jury demand was filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest.
Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2010.
The Company has filed a motion for (a) a new trial on all or part of the issues; (b) an amendment of findings; and (c) an amendment of judgment pursuant to C.R.C.P. Rule 58(a). As of the date of this report, the court has not ruled on this motion. The Company is prepared to present the entire proceeding to the Colorado Court of Appeals. The outcome of the appeal process is not certain; however, Company counsel advises that it does appear that the appeal does have merit. Should the appeal process allow for the case to be remanded for the purposes of trial, and should the court rule for attorney fees for Mr. Hennis, the estimate of potential loss would increase to approximately $400,000.
Former Law Firm Litigation
On March 2, 2009 the Company’s former legal counsel, Jackson Kelly PLLC, filed a Complaint in District Court, Denver, Colorado, claiming breach of contract of the promissory note executed by the Company October 2, 2008. On October 16, 2009, the Court granted a Motion for Summary Judgment against the Company in the amount of $138,005 plus interest at 6.25% until satisfied. The promissory note has been purchased by an unrelated third-party in individual transactions of $25,000. As of the filing date of this report, the promissory note has been fully paid in full satisfaction of the promissory note and judgment.
Other Legal Matters
On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. We believe that this lawsuit is without merit and have filed a Motion for Change of Venue with the court. On January 15, 2010, the Court denied our Motion to Change Venue. On February 11, 2010 we filed a Request to Reconsider Motion to Change Venue. The motion to change venue was denied. In July 2010 the Company filed a motion to dismiss and filed a reply to the plaintiff’s response to the motion to dismiss on August 25, 2010. The court has not yet ruled on the motion to dismiss. The ultimate outcome of the litigation is uncertain, however, the Company has accrued $67,140 related to this matter as of August 31, 2010.
Mines and mining claims near to the CGFI Properties are owned by other parties. Because the various mines possibly have interconnections between adits and tunnels and common stormwater conveyances and treatment sites, the environmental issues are both factually complex and legally complex. Disputes among the various property owners, over environmental liabilities, responsibility for clean-up and maintenance of the sites and facilities, and responsibility for site remediation continue.
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

Year Ended	High	Low
August 31, 2006
April 11 to May 31, 2006 (1)	$0.32	$	Nil
Fourth Quarter	0.32		0.31
August 31, 2007
First Quarter	$0.31		$0.04
Second Quarter	0.06		0.04
Third Quarter	0.19		0.04
Fourth Quarter	0.63		0.19
August 31, 2008
First Quarter	$0.85		$0.51
Second Quarter	0.85		0.55
Third Quarter	0.85		0.22
Fourth Quarter	0.25		0.08
August 31, 2009
First Quarter	$0.13		$0.02
Second Quarter	0.02		0.01
Third Quarter	0.02		0.0058
Fourth Quarter	0.0091		0.0030
August 31, 2010
First Quarter	$0.0043		$0.0012
Second Quarter	0.0031		0.0015
Third Quarter	0.0029		0.0016
Fourth Quarter	0.0021		0.0009

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
On November 18, 2010 the last reported sales price of our Class A common stock as reported on the OTCBB was $0.0022 per share. As of November 17, 2010, there were 47 holders of record of our Class A common stock.
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

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following sets forth information for the equity compensation plans outstanding as of August 31, 2010 (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:
Equity Compensation Plan Information

	Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance as of
Plan Category	warrants and rights	warrants and rights	November 17, 2010
Equity compensation plans approved by security holders:	—	—	—
Equity compensation plans not approved by security holders:	—	—	—
2008 Employee Stock Incentive Plan	—	—	67,730
2008 Non-Qualified Consultants & Advisors Stock Compensation Plan.	—	—	768,609,057
2008 Employee & Director Stock Compensation Plan	—	—	639,934,667
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
2008 Non-Qualified Consultants & Advisors Stock Compensation Plan
On September 12, 2008, our Board of Directors approved the 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan (the “2008 Consultants Plan”). As of November 17, 2010 we are authorized to issue up to 1,865,000,000 shares of our Class A Common Stock (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock) to consultants or advisors in connection with services rendered by such persons or entities. The 2008 Consultants Plan is administered by our Compensation Committee of the Board of Directors, or if the we do not have a Compensation Committee, then a committee appointed by the Board which is to consist of one executive officer of the Company and at least one independent, non-employee member of the Board. If no committee is appointed, then the Board of Directors administers the plan. We currently do not have a Compensation Committee. Our Board has appointed C. Stephen Guyer, our Chief Financial Officer and Director, and Norman J. Singer, one of our independent Directors, to act as the committee to administer the 2008 Consultants Plan. We have registered with the Securities and Exchange Commission the common shares issuable under the 2008 Consultants Plan. One of the primary purposes of the plan is to give our company the flexibility to pay for services with shares of our common stock rather than with cash during our exploratory stage.

2008 Employee & Director Stock Compensation Plan
In November, 2008, our Board of Directors approved the Employee & Director Stock Compensation Plan (the “2008 Employee Plan”). The purpose of the 2008 Employee Plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company. Considering that we are an exploratory mining company which faces challenging economic times and difficult capital markets, the Board of Directors believes that using our common stock is an important means of retaining and compensating employees and directors. As of November 17, 2010 we are authorized to issue up to 1,110,800,000 Shares of our Class A Common Stock (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock). The 2008 Employee Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, one of whom is an independent director, or in the absence of such a committee, the Plan is to be administered by the Board of Directors. Our Board of Directors appointed C. Stephen Guyer, our CFO, and Norman J. Singer, one of our independent directors, to the committee. Any of our employees or directors are eligible to receive awards under the Plan.
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
This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the two years ended August 31, 2010, as well as our future results. It consists of the following subsections:
•
“Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2011;

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
Introduction and Plan of Operation
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the year ended August 31, 2010 and compares those results to the year ended August 31, 2009.
During fiscal 2010 we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult. The litigation commenced by our former president, Todd C. Hennis necessarily caused all work relating to the Gold King Mine to be suspended, including the N.I. 43-101 report which was originally expected to be completed in the spring of 2009. We have determined that we will not pursue any further involvement with the Gold King Mine.
Therefore, in fiscal 2010 we focused primarily on re-activation of the Pride of the West Mill, securing agreements for “custom” or “toll” milling, and seeking out new properties to explore and develop. In that regard, we were generally successful. We entered into two new lease/option agreements for properties located near our Mill facility, and completed several milestones regarding mill re-activation.
In 2007, our former management predicted profitability by end of calendar year 2009. Last year we predicted operational revenue to begin in November 2010. Given the events described above, and a longer than expected permit amendment process related to the mill, we are now targeting profits from operations by August 2011.

Weather conditions in San Juan County, Colorado vary by season. During the winter season our activities are concentrated on analysis, planning, and development of properties in more temperate climates. Surface drilling and property exploration in San Juan County can reasonably take place between May and late October. Of course underground operations continue year-round.
Our plan of operation for fiscal 2011 is to continue seeking funding for our operations and mining exploration program, complete all necessary permitting requirements, bring the Pride of the West Mill into operation, and commence custom/toll milling of ore from the companies that have entered into preliminary purchase with us.
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
Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. We have a working capital deficit of $2,114,107 at August 31, 2010, incurred net losses of $3,660,418 and $5,281,857 for the years ended August 31, 2010 and 2009 respectively, and have a deficit accumulated during the exploration stage of $13,040,854 for the period from February 11, 2004 (inception) through August 31, 2010. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from unrelated parties, sale of assets, and equity financing to fund our operations. These conditions (as indicated in the 2010 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about the Company’s ability to continue as a going concern.
We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our significant capital requirements for the foreseeable future include exploration commitments of $650,000 on our mining property options, payment on a $650,000 promissory note which is collateralized by the Pride of the West Mill and related accrued interest of $157,896, payment on notes payable including accrued interest to related parties totaling $312,579, re-activation expenses for the mill, and our corporate overhead expenses.
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
As of August 31, 2010, we had cash of approximately $20,000, and other current assets of approximately $18,000 and current liabilities of approximately $2,153,000, resulting a working capital deficit of $2,114,000. We used cash and cash equivalents of $296,000 in operating activities for the year ended August 31, 2010. Investing activities for the year ended August 31, 2010 of $15,000 consisted of the sale of property, plant and equipment. Financing activities consisted of cash proceeds from loans made by private investors and officers during the year, net of repayments, of $301,000.

Results of Operations
We are presently in the exploration stage of our business and have not earned any revenues to date, and we do not anticipate earning revenues until we acquire and develop mining properties with proven reserves or perform milling for other mining companies.
Year Ended August 31, 2010 Compared to Year Ended August 31, 2009
For the year ended August 31, 2010, we incurred a net loss of approximately $3,660,000 compared to a net loss of approximately $5,282,000 for the year ended August 31, 2009.
For the years ended August 31, 2010 and 2009, overall mineral property and exploration costs were comparable year over year of approximately $568,000 and $602,000, respectively. Professional fees primarily relate to the re-activation of the Pride of the West Mill and increased to $270,000 from $252,000 from 2009 to 2010.
General and administrative costs were approximately $2,620,000 and $4,390,000 for the years ended August 31, 2010 and 2009, respectively; a 40 percent decrease of $1,770,000. The decrease is due to the specific reasons presented below.
Consulting expenses were $1,053,000 and $2,127,000 for the years ended August 31, 2010 and 2009, respectively, a 51% decrease of $1,075,000. These expenses are in the form of stock based compensation. The decrease is due to suspended geological and engineering analysis of potential mining property acquisitions, environmental consulting, corporate communications, research and development of international opportunities in favor of focusing on the Pride of the West Mill re-activation. Furthermore, the decrease partially reflects a lower valuation of stock based compensation.
Salaries and related payroll liabilities were $453,000 and $604,000 for the years ended August 31, 2010 and 2009, respectively, a $151,000 decrease. The decrease is due to no renewal bonuses being paid pursuant to our executive compensation agreements with our Chief Executive Officer and Chief Financial Officer in fiscal 2010. All salaries are paid in the form of stock awards in lieu of cash exempt under Rule 16b-3.
Travel and related costs were $14,000 and $9,000 for the years ended August 31, 2010 and 2009, respectively, an increase of $5,000. The increase in travel during the 2010 fiscal year was due to a higher level of management’s physical presence at the operations site in Silverton, Colorado.
Website costs were $55,000 and $224,000 for the years ended August 31, 2010 and 2009, respectively, a decrease of $169,000. The decrease was due to less redesign activities related to our website; focusing mainly on maintenance and smaller enhancements in fiscal 2010.
Investor relations expenses were $511,000 and $168,000 for the years ended August 31, 2010 and 2009, respectively, an increase of $343,000. The increase is due to the use of a much higher caliber of media resources to keep our shareholders informed of the Company’s progress.
Interest expense was $241,000 and $107,000 for the years ended August 31, 2010 and 2009 respectively, an increase of $134,000. Interest expenses are related to the mortgage on the mill which was purchased in June 2007, the issuance of convertible promissory notes in 2010, (including amortization of debt discount and deferred financing fees), and legal settlement interest. See Item 3. Legal Proceedings for additional details.
Other income was $28,000 and $69,000 during the years ended August 31, 2010 and 2009 respectively, a decrease of $41,000 due primarily to reduced gains on the sale of assets that are not immediately needed for operations.

Legal settlement costs of $245,000 are included in operating expenses in 2010. This was due to recording a potential liability to our former president Todd C. Hennis who, as result of litigation, may have a claim against the Company if we are not successful in the Colorado Court of Appeals. See Item 3. Legal Proceedings for additional details.
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

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (September 1, 2011 for the Company). As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.
In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of liabilities. The amendments reduce potential ambiguity in financial reporting when measuring the fair value of liabilities and help to improve consistency in the application of authoritative guidance. This update is effective for the first reporting period, including interim periods, beginning after issuance, which for the Company was September 1, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.
In June 2009, the FASB issued a new accounting standard which provides guidance that, among other things, requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance (effective for the Company on September 1, 2010), is not expected to have a material impact on the Company’s financial statements.
In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard. As a result, the Company is no longer required to disclose in the financial statements that the Company has evaluated subsequent events or disclose the date through which subsequent events have been evaluated.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Colorado Goldfields Inc.
We have audited the accompanying balance sheets of Colorado Goldfields Inc. (an Exploration Stage Company) as of August 31, 2010 and 2009 and the related statements of operations, cash flows and stockholders’ (deficit) equity for each of the two years in the period ended August 31, 2010, and for the period from February 11, 2004 (inception) through August 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Goldfields Inc. as of August 31, 2010 and 2009, and the results of its operations and cash flows for each of the two years in the period ended August 31, 2010, and for the period from February 11, 2004 (inception) through August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $3,660,418 for the year ended August 31, 2010, and a deficit accumulated during the exploration stage of $13,040,854 for the period from February 11, 2004 (inception) through August 31, 2010. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ GHP HORWATH, P.C.
Denver, Colorado
November 19, 2010

Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	August 31,	August 31,
	2010	2009

ASSETS
Current Assets
Cash	$20,019	$559
Prepaid expenses and other	18,459	262,508

Total Current Assets	38,478	263,067

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,660,015	1,699,620
Mining rights (Note 4)	280,556	—
Restricted cash (Note 3)	318,154	318,154
Deferred financing costs	13,206	—
Other	11,520	13,520

Total Non-Current Assets	2,283,451	2,031,294

Total Assets	$2,321,929	$2,294,361

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable (Note 10)	$317,149	$267,564
Accrued liabilities (Note 10)	507,140	105,610
Convertible debt, less unamortized discount of $126,238 (Note 7)	23,762	—
Derivative liabilities (Note 8)	140,284	—
Notes payable, including accrued interest — related parties (Note 5)	280,600	100,774
Promissory note payable, including accrued interest (Note 6)	75,754	143,009
Mortgage notes payable, including accrued interest (Note 3)	807,896	729,895

Total Current Liabilities	2,152,585	1,346,852

Non-Current Liabilities
Notes payable, including accrued interest — related parties (Note 5)	31,979	—
Asset retirement obligation	612,550	571,500

Total Non-Current Liabilities	644,529	571,500

Total Liabilities	2,797,114	1,918,352

Contingencies and Commitments

Stockholders’ (Deficit) Equity (Note 9)
Class A common stock, 2,500,000,000 shares authorized, $0.001 par value; 1,773,286,964 and 535,398,127 shares issued and outstanding, respectively	1,715,026	477,137

Class B common stock, 500,000,000 shares authorized, no par value; 40,744,353 and 35,732,285 shares issued and outstanding, respectively	—	—

Additional paid in capital	10,821,393	9,250,058
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(13,040,854)	(9,380,436)

Total Stockholders’ (Deficit) Equity	(475,185)	376,009

Total Liabilities and Stockholders’ (Deficit) Equity	$2,321,929	$2,294,361

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations

			Accumulated
			from February 11,
	For the Year	For the Year	2004 (Date of
	Ended	Ended	Inception) to
	August 31, 2010	August 31, 2009	August 31, 2010

Revenue	$—	$—	$—

Operating expenses

Donated rent	—	—	9,750
Donated services	—	—	19,500
General and administrative	2,619,760	4,390,367	9,681,576
Mineral property and exploration costs	567,927	601,788	1,885,946
Professional fees	270,452	251,829	1,161,462

Total operating expenses	(3,458,139)	(5,243,984)	(12,758,234)

Other income (expense)
Other income	26,033	53,741	80,822
Interest income	1,907	15,389	33,134
Gain on derivative liabilities	10,789	—	10,789
Interest expense	(241,008)	(107,003)	(407,365)

Total other expense	(202,279)	(37,873)	(282,620)

Net Loss	$(3,660,418)	$(5,281,857)	$(13,040,854)

Net Loss Per Common Share — Basic and Diluted	*	$(0.02)

Weighted Average Number of Common Shares Outstanding	1,186,999,066	268,677,008

*	Amount is less than $(0.01) per share.
The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows

			Accumulated from
	For the Year	For the Year	February 11, 2004
	Ended	Ended	(Date of Inception) to
	August 31, 2010	August 31, 2009	August 31, 2010

Cash Flows Used in Operating Activities:

Net loss	$(3,660,418)	$(5,281,857)	$(13,040,854)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	—	—	29,250
Amortization of debt discount and deferred financing costs	88,767	—	88,767
Depreciation and amortization	38,321	51,322	98,425
Gain on derivative liabilities	(10,789)	—	(10,789)
Impairment of mining rights	126,944	—	126,944
Stock issued for services	2,189,801	3,983,784	7,043,324
Stock-based compensation — options	—	4,094	899,303
Accrued interest on debt	101,850	101,046	202,896
Accretion expense on asset retirement obligation	41,050	46,500	112,550
Gain on sale of property, plant and equipment	(13,716)	(39,239)	(52,955)
Change in operating assets and liabilities:
Increase in restricted cash	—	—	(318,154)
Decrease in prepaid expenses and other	5,009	74,647	—
Increase in accounts payable	393,412	376,952	1,169,035
Increase in accrued liabilities	401,529	67,374	507,139
Decrease (increase) in other assets	2,000	—	(11,520)

Net cash used in operating activities	(296,240)	(615,377)	(3,156,639)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	15,000	109,500	159,500
Acquisition of property, plant and equipment	—	(4,120)	(717,736)

Net cash provided by (used in) investing activities	15,000	105,380	(558,236)

Cash Flows from Financing Acitvities:
Advances received	—	—	405,733
Repayment of advances	—	—	(405,733)
Proceeds from notes from related parties	195,700	375,700	581,452
Repayment of advances from related party	—	—	(10,052)
Proceeds from note payable	—	—	100,000
Repayment of note payable	(75,000)	—	(175,000)
Proceeds from issuance of convertible debt	200,000	—	200,000
Loan acquisition costs	(20,000)	—	(20,000)
Net proceeds from issuance of common stock	—	—	3,058,494

Net cash provided by financing activities	300,700	375,700	3,734,894

Increase (decrease) in cash	19,460	(134,297)	20,019

Cash — Beginning of Period	559	134,856	—

Cash — End of Period	$20,019	$559	$20,019

Supplemental Disclosures:
Interest paid	$6,736	$15,783	$78,322
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable for promissory note	$—	$135,294	$135,294
Issuance of common stock to satisfy accounts payable	$343,828	$370,015	$713,843
Issuance of common stock for prepaid expenses	$79,940	$257,499	$337,439
Issuance of common stock for mining rights	$407,500	$—	$407,500
Exchange of convertible debt for common shares	$107,136	$—	$107,136
Exchange of property, plant and equipment for accounts payable	$—	$2,750	$2,750
Forgiveness of related party debt and accrued interest	$—	$288,361	$288,361

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders’ (Deficit) Equity
From February 11, 2004 (Date of Inception) to August 31, 2010

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders’
	Common Stock		Common Stock		Paid in	Donated	Exploration	(Deficit)
Number of Shares	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Equity

Balances — February 11, 2004 (Date of inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	—	—	2,500
Donated services and rent	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	51,350,000	2,500	—	—	—	4,500	(5,898)	1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	—	—	53,750
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	114,510,500	56,250	—	—	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	114,510,500	56,250	—	—	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	114,510,500	56,250	—	—	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $282,231) (Note 9)	11,386,180	11,386	—	—	2,990,858	—	—	3,002,244
Shares issued for services (Note 9)	9,829,440	9,829	—	—	859,910	—	—	869,739
Stock-based compensation — options (Note 9)	—	—	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	—	—	(3,721,021)	(3,721,021)

Balances — August 31, 2008	135,726,120	77,465	—	—	4,745,977	29,250	(4,098,579)	754,113
Shares issued for services (Note 9)	370,282,860	370,283	—	—	3,871,000	—	—	4,241,283
Issuance of common stock to satisfy accounts payable (Note 9)	29,389,147	29,389	—	—	340,626	—	—	370,015
Stock-based compensation — options (Note 9)	—	—	—	—	4,094	—	—	4,094
Stock issued to beneficial owners of Class A Common Stock (Note 9)	—	—	35,732,285	—	—	—	—	—
Forgiveness of related party debt and accrued interest (Note 5)	—	—	—	—	288,361	—	—	288,361
Net loss	—	—	—	—	—	—	(5,281,857)	(5,281,857)

Balances — August 31, 2009	535,398,127	477,137	35,732,285	—	9,250,058	29,250	(9,380,436)	376,009
Shares issued for services (Note 9)	921,203,109	921,203	—	—	1,029,557	—	—	1,950,760
Issuance of common stock to satisfy accounts payable (Note 9)	144,810,731	144,811	—	—	199,017	—	—	343,828
Shares issued for mining rights (Note 4)	125,000,000	125,000	—	—	282,500	—	—	407,500
Shares issued for convertible debt (Note 7)	46,874,997	46,875	—	—	60,261	—	—	107,136
Stock issued to beneficial owners of Class A Common Stock (Note 9)	—	—	5,012,068	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,660,418)	(3,660,418)

Balances — August 31, 2010	1,773,286,964	$1,715,026	40,744,353	$—	$10,821,393	$29,250	$(13,040,854)	$(475,185)

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Notes to the Financial Statements
1.	Organization, Nature of Business, Going Concern and Management’s Plans
Organization and Nature of Business
The Company was incorporated in the State of Nevada on February 11, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether the properties it intends to acquire contain mineral reserves that are economically recoverable.
Going Concern and Management’s Plans
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $2,114,107 at August 31, 2010, incurred net losses of $3,660,418 and $5,281,857 for the years ended August 31, 2010 and 2009, respectively, and has incurred a deficit accumulated during the exploration stage of $13,040,854 for the period from February 11, 2004 (inception) through August 31, 2010. Accordingly, it has not generated cash flow from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.
The Company continues to explore sources of additional financing to satisfy its current operating requirements. In May 2010, the Company closed a one-year funding arrangement with an institutional investor (the “Delaware Partnership”), in which the Delaware Partnership may provide convertible debt financing in $25,000 tranches, up to $1 million. The Investor is under no obligation to fund any or all of the $1 million, and the timing of funding is solely at the discretion of the Investor. Proceeds from the financings are to pay the Company’s existing aged debt and for working capital requirements. Through August 31, 2010, the Company received $150,000 under this facility (Note 7) of which $75,000 was used to pay off a promissory note payable (Note 6). In July 2010, the Company also closed a $50,000 funding arrangement with a group of New York Private Investors in the form of a convertible note, which matures on April 20, 2011.
The Company currently faces a severe working capital shortage and is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations, continue mining exploration activities and plans, fulfill its obligations under its mineral property lease/option agreements, and satisfy existing creditors.
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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in US dollars. The Company’s fiscal year-end is August 31.
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
Basic and Diluted Net Loss Per Share
Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the years ended August 31, 2010 and 2009, the Company issued Class B Common Stock, which are not publicly traded shares, share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the years ended August 31, 2010 and 2009, the effect of the conversion of outstanding options and warrants and Class B common shares would have been anti-dilutive.
The following table presents information regarding the potential dilutive shares for the periods presented:

	Year ended	Year ended
	August 31, 2010	August 31, 2009
Class A warrants	—	11,386,180
Class B Common Stock	40,744,353	35,732,285
Class B warrants	40,744,353	35,732,285
Convertible debt	254,515,600	—
Comprehensive Income (Loss)
For the years ended August 31, 2010 and 2009 there were no differences between net loss and comprehensive loss.

Cash
Cash includes deposits in banks which are unrestricted as to withdrawal or use.
Mineral Property and Exploration Costs
The Company has been in the exploration stage since its formation on February 11, 2004, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties.
Costs incurred before mineralization is classified as “proven and probable” reserves are expensed and classified as Mineral property and exploration costs. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as “proven and probable reserves.”
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
Mining Rights
The Company has determined that its mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are contractually limited by time. However, the Company has the ability to extend the leases (Note 4). For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the years ended August 31, 2010 and 2009, the Company recorded impairment charges of $126,944 and zero, respectively.
Long-Lived Assets
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
Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management believes no impairment exists as of August 31, 2010.

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
As of August 31, 2010, the Company had the following financial assets and liabilities which are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash (time deposits)	—	$318,154	—
Derivative liabilities	—	$140,284	—
The fair values of financial instruments, which include cash, accounts payable, notes payable, and convertible debt were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of amounts due to related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The fair value of the letter of credit issued in conjunction with the reclamation bond (Note 3) approximates the fees paid to obtain it.
Income Taxes
Potential benefits of income tax losses are not recognized in the accounts until realization is determined to be more likely than not. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.
The Company has no unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and in the state of Colorado. Management does not believe there will be any significant changes in the Company’s tax positions over the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no income tax expense recognized during the years ended August 31, 2010 or 2009, for interest and penalties.

Share Based Payments
The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements and the cost is measured based on the grant date fair value of the award. Stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period). The Company utilizes the Black-Scholes option-pricing model to determine fair value of stock option awards. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.
Asset Retirement Obligation
The fair value of a liability for an asset retirement obligation is required to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. In connection with the Company’s acquisition of the Pride of the West Mill (the “Mill”) in June 2007, an asset retirement obligation was recorded. The associated asset retirement costs were capitalized as part of the carrying amount of the Mill (See Note 3). Accretion expense is recorded in each subsequent period to recognize the changes in the liability resulting from the passage of time. During the years ended August 31, 2010 and 2009, the Company recorded accretion expense of $41,050 and $46,500, respectively. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the long-lived asset. Other than the increase due to accretion, no other changes or revisions to the original fair value of the liability occurred during the years ended August 31, 2010 or 2009.
Recent accounting pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (September 1, 2011 for the Company). As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.
In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of liabilities. The amendments reduce potential ambiguity in financial reporting when measuring the fair value of liabilities and help to improve consistency in the application of authoritative guidance. This update is effective for the first reporting period, including interim periods, beginning after issuance, which for the Company was September 1, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.
In June 2009, the FASB issued a new accounting standard which provides guidance that, among other things, requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance (effective for the Company on September 1, 2010), is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard. As a result, the Company is no longer required to disclose in the financial statements that the Company has evaluated subsequent events or disclose the date through which subsequent events have been evaluated.
3.	Property, Plant and Equipment
On June 29, 2007, the Company acquired the Mill located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property and bears interest at 7% per year. All unpaid principal was originally due June 29, 2009. The due date on the mortgage was extended in July 2009 and again in June 2010 and is currently due in full on December 29, 2010. In connection with the July 2009 extension, the interest rate on the mortgage was increased to 12% per annum. Interest expense for the years ended August 31, 2010 and 2009 was $78,000 and $79,897, respectively.
Subsequent to August 31, 2010, $75,000 of the mortgage was paid though the issuance of convertible notes (See Note 7).
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
Property, plant and equipment consist of the following as of August 31, 2010 and 2009:

	August 31, 2010	August 31, 2009
Computer equipment	$2,118	$2,118
Mine and drilling equipment	111,250	113,278
Mobile mining equipment	61,519	61,519
Land and mill	1,567,176	1,567,176

	1,742,063	1,744,091
Less accumulated depreciation	(82,048)	(44,471)

	$1,660,015	$1,699,620

Depreciation expense was $38,321 and $51,322 for the years ended August 31, 2010 and 2009, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the of the Company’s property, plant and equipment has not yet been placed in service.

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
Brooklyn Mine
On September 30, 2009 the Company entered into a lease with an option to purchase the Brooklyn Mine, in consideration for which the Company issued 75,000,000 shares of restricted Class A Common Stock valued at $0.0031 per share (the quoted market price on the date of the Company entered into the agreement and obtained the mining rights) totaling $232,500. The lease/option is for a period of three years. The stock is restricted from sale during the initial term of the lease. The lease/option is to automatically renew and continue so long as ores, minerals, or metals are produced or sold. The lease grants the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity which benefits the leased premises and requires a minimum work commitment of $150,000 for the first year, $200,000 for the second year and $250,000 for the third year to be expended by the Company. The work commitment for the first year of the lease/option was not met. However, the lessor has extended the first year minimum work commitment until November 30, 2010. The Company has entered into an informal agreement with the lessor to continue to extend the terms of the agreement on a month-to-month basis until a formal agreement is made. The lease also requires the Company to pay the lessor a 5% NSR on all mineral bearing ores. In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $500,000. The Company has the sole and exclusive option to purchase all of lessor’s right, title and interest in the property for a total purchase price of $4,000,000, plus a perpetual 2% NSR. This amount may be paid in cash or other cash equivalent as mutually agreed by the Company and the lessor.
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
The Company received notice of default of the option agreement on March 16, 2009 when the Company did not make the payment due on March 15, 2009. The Company does not dispute the technical default. The option agreement is the subject of current litigation in San Juan County, Colorado. (See Note 12).

5.	Notes payable — related parties
As of August 31, 2010, the Company has borrowed $72,500 and $498,900 from its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The funds received in exchange for the notes have primarily been used by the Company to finance working capital requirements. During the year ended August 31, 2009, the Company’s CFO forgave certain notes and accrued interest which has been accounted for as a capital transaction resulting in an increase in equity of $288,361. During the year ended August 31, 2010 the Company entered into amended note agreements with its CEO and CFO to extend certain of the due dates on the Notes. The notes outstanding at August 31, 2010 are due at varying dates between January 19, 2011 and November 11, 2011. None of the promissory notes are currently in default. During the years ended August 31, 2010 and 2009, the Company recorded interest expense of $16,104 and $13,435, respectively, relating to the Notes.
6.	Promissory note payable
On October 2, 2008, the Company executed an unsecured promissory note with one of its vendors for services rendered totaling $135,294. The promissory note bears interest at 6.25% per annum and the principal and interest were due on December 19, 2008. The promissory note is in default and a Motion for Summary Judgment has been granted (see Note 12). During the year ended August 31, 2010, $75,000 was paid towards the promissory note. The Company recorded interest expense of $7,745 and $7,715 for the years ended August, 2010 and 2009, respectively. Subsequent to August 31, 2010, the promissory note and judgment were paid in full. The Company made this payment with funds raised through the issuance of convertible notes (Note 7).
7.	Convertible notes
Delaware Partnership Investor
During the year ended August 31, 2010, the Company issued six $25,000 convertible notes under multiple funding arrangements with a Delaware Partnership Investor, totaling $150,000, which bear interest at 6.25% per annum and mature at various dates between May 21, 2011 and August 26, 2011. The notes are convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount in the amount of $146,032 related to the conversion features on the notes (see Note 8). During the year ended August 31, 2010, $50,000 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). During the year ended August 31, 2010 the Company recorded $62,285 of debt discount amortization and the carrying value of the notes was $16,253 as of August 31, 2010. The terms of the agreement require the Company to, at all times, have authorized and reserved a sufficient number of shares to provide for full conversion of the outstanding notes (158,730,159 shares as of August 31, 2010).
Subsequent to August 31, 2010, the Company has issued three additional convertible notes under the same terms as described above totaling $303,978, and $101,989 has been converted into common stock by the investor.

New York Private Investors
During the year ended August 31, 2010, the Company issued a $50,000 convertible note under a funding arrangement with a group of New York Private Investors, which bears interest at 8% per annum and matures on April 20, 2011. The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 58% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $50,000 relating to the conversion features of the note. For the year ended August 31, 2010, the Company record debt discount amortization of $7,509 and the carrying value of the note as of August 31, 2010 was $7,509. The terms of the agreement require the Company to, at all times, have authorized and reserved five times the number of shares that are actually issuable upon full conversion of the note (478,927,203 shares as of August 31, 2010).
Subsequent to August 31, 2010, the Company has issued two additional convertible notes under the same terms as described above totaling $65,000.
8.	Derivative Liabilities
In accordance with ASC 815-15, Embedded Derivatives, the Company determined that the conversion features of the convertible notes described in Note 7 meet the criteria of an embedded derivative and therefore the conversion features of the debt have been bifurcated and accounted for as a derivative. The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion features, pursuant to ASC 815-40, Contracts in Entity’s Own Equity, have been accounted for as derivative liabilities. The Company adjusts the fair value of these derivative liabilities to fair value at each reporting date.
The Company uses the Black-Scholes pricing model to calculate the fair value of its derivative liabilities. Key assumptions used to apply this model were as follows:

Expected term	7 1/2 to 12 months
Volatility	139% – 166%
Risk-free interest rate	0.19 – 0.38%
Dividend yield	0%
The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended August 31, 2010:

Balance at August 31, 2010	$—
Issuance of derivative liability	50,000

Balance at May 31, 2010	50,000
Issuance of derivative liabilities	158,209
Derecognition of derivative liabilities related to conversion of convertible debt	(57,136)
Gain on derivative liabilities	(10,789)

Balance at August 31, 2010	$140,284

9.	Stockholders’ Equity
Fiscal 2008 Common Stock Transactions
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
During the year ended August 31, 2008, the Company issued 130,000 shares of its restricted stock to a consultant for investor relations services valued at $0.17 per share (the quoted market price at the date of issuance), which resulted in $22,000 being recorded as expense. The Company also issued 1,866,940 shares of its restricted to YA Global Investments pursuant to the terms of an unsuccessful financing. The shares were valued at $0.06 per share (the quoted market price at the date of issuance), resulting in $114,889 being recorded as expense.
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
Fiscal 2009 Common Stock Transactions
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
On February 27, 2009 the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance at an exercise price of $0.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Series A common stockholders to receive Class B Securities, certain conditions must be met. As of August 31, 2010, 40,744,353 (out of a potential of 50,376,756) Class B Securities have been issued. The pay date of any future issuances of Class B Securities is uncertain. On March 9, 2010, the Board of Directors extended the date of the Class B Warrants to February 27, 2011. All other terms of the Class B Warrants remain the same.

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
Pursuant to the 2008 Plan the Company issued 4,579,770 shares of its Class A Common Stock to employees, directors and consultants for services rendered during the year ended August 31, 2009. The common shares were valued based upon the quoted market price on the date of the respective stock grants, which ranged from $0.02 to $0.08 per share. The total grant date fair value of these shares was $224,250, of which $55,250 was expensed upon issue. Of the 12,412,270 common shares issued under the 2008 Plan as of August 31, 2009, 3,809,000 common shares, valued at $278,200, have vesting requirements and are being amortized and recorded to expense over the requisite service period, which is six to eighteen months. During the years ended August 31, 2010 and 2009, the Company recorded expense of $21,538 and $209,111 related to the 3,809,000 shares, respectively.
In September 2008, the Company approved the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan (“2008 Consultants Plan”) whereby the Company may grant up to 65,000,000 shares of the Company’s stock in exchange for services rendered to the Company. In January 2009 and again in March 2009, the Company authorized an additional 50,000,000 shares under the 2008 Consultants Plan. In June 2009, the Company authorized an additional 100,000,000 shares under the 2008 Consultants Plan. During the year ended August 31, 2009, the Company issued 205,949,003 shares of its Class A Common Stock under the 2008 Consultants Plan for services rendered by various consultants valued at $0.0035 to $0.08 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $2,795,978 being recorded as expense.
In November 2008, the Company approved the 2008 Employee and Director Stock Compensation Plan (“2008 Employee Plan”), whereby the Company may grant up to 46,800,000 shares of the Company’s stock in exchange for services rendered to the Company. In January 2009, the Company authorized an additional 39,000,000 shares under the 2008 Employee Plan. During the year ended August 31, 2009, 69,918,233 shares of Class A Common Stock were issued to employees valued at $0.0034 to $0.08 per share (the quoted market prices at the dates of the respective stock grants), for services rendered during the year ended August 31, 2009, which resulted in $567,908 being recorded as expense.
Fiscal 2010 Common Stock Transactions
During the year ended August 31, 2010, the Company issued 152,000,000 shares of restricted Class A Common Stock to a various consultants for corporate communications services valued at $0.0012 to $0.002 per share which resulted in $254,500 being recorded as expense. Also during the year ended August 31, 2010, the Company issued 125,000,000 shares of restricted Class A Common Stock to individuals valued at $.0031 to $0.0035 per share (the quoted market prices at the dates of the respective stock grants), for the purchase of mining rights totaling $407,500. During the year ended August 31, 2010, the Company converted debt totaling $50,000 into shares of restricted Class A Common Stock (Note 7).

As of August 31, 2010 the Company is authorized to grant up to 1,065,000,000 shares under the 2008 Consultants Plan, of which 839,205,543 shares have been issued as of August 31, 2010. During the year ended August 31, 2010, 633,256,540 shares of Class A Common Stock were issued to consultants for services rendered valued at $0.0013 to $0.0036 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $1,078,129 being recorded as expense, $79,940 being recorded as prepaid expenses and $300,965 recorded as a reduction in accounts payable at issuance. During the year ended August 31, 2010 the Company recorded expense of $318,981 for prepaid services previously issued in shares that have been earned during the period.
As of August 31, 2010, the Company is authorized to grant up to 410,800,000 shares under the 2008 Employee Plan, of which 350,675,533 have been issued as of August 31, 2010. During the year ended August 31, 2010, 280,757,300 shares of Class A Common Stock were issued to employees for services rendered valued at $0.0013 to $0.0036 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $516,653 being recorded as expense and $42,863 recorded as a reduction in accounts payable.
Common Stock Transactions Subsequent to August 31, 2010
Subsequent to August 31, 2010, the Board of Directors has issued 257,185,400 shares of its Class A Common Stock to consultants and advisors for services, valued at approximately $239,528 under the 2008 Consultants Plan. The Board of Directors also has issued 120,189,800 shares of its Class A Common Stock to employees and directors for services, valued at approximately $102,130 under the 2008 Employee Plan, and 313,501,144 shares of restricted Class A Common Stock pursuant to the conversion of debt and services rendered.
Subsequent to August 31, 2010, 449,623,244 shares of Class B Common Stock were issued to the Chief Executive Officer and Chief Financial Officer in exchange for their foregoing any further issuances of Class A Common Stock in exchange for services for a period of one year. In October 2010, the Board of Directors amended the voting rights of Class B shares. Each Class B share is now entitled to 100 votes.
Subsequent to August 31, 2010, the stockholders of the Company and the Board of Directors approved an amendment to the articles of incorporation of the Company to establish and fix the number of authorized shares of Class A Common Stock that the Company can have outstanding at five billion (5,000,000,000).
Stock options
The Company recorded compensation expense related to stock options of zero, and $4,094 and $895,209 for the years ended August 31, 2010, 2009 and 2008, respectively. As of August 31, 2010, the Company had no unrecognized compensation cost related to stock options.
A summary of option activity under the 2008 Plan for the years ended August 31, 2010 and 2009 is as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at September 1, 2008	1,250,000	$0.50
Granted	—	—
Forfeited	(650,000)	0.32
Cancelled	(600,000)	0.70

Outstanding at August 31, 2009	—	—
Granted	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding at August 31, 2010	—	$—	—	$—

Exercisable at August 31, 2010	—	$—	—	$—

10.	Related Party Transactions
For the years ended August 31, 2010 and 2009 the Company recognized zero and $9,000, respectively, for mineral property and exploration costs that were incurred from a company owned by the former President and CEO of the Company. Additionally, during the year ended August 31, 2010, the Company recorded $286,621 of legal settlement expenses related to proceedings with the former President and CEO.
Accounts payable and accrued liabilities at August 31, 2010 and 2009, include $345,603 and $58,982, respectively, due to the former President and CEO of the Company and entities substantially owned by him. See Note 12 for additional disclosure related to legal proceedings with the former President and CEO.
11.	Income Taxes
The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended August 31, 2010 and 2009 are as follows:

	2010	2009
Expected income tax benefit at statutory rate	$1,281,146	$1,848,650
State taxes	91,510	132,046
Permanent difference	(25,980)	391
Other	(8,077)	(980)
Change in valuation allowance	(1,338,599)	(1,980,107)

Income tax benefit	$—	$—

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $9,273,059 as of August 31, 2010. These NOLs expire on various dates through 2030. On June 17, 2007, a change in control occurred which may substantially limit utilization of net operating losses incurred prior to that date.
The Company’s deferred tax assets as of August 31, 2010 and 2009 are estimated as follows:

	2010	2009
Net operating loss	$3,477,397	$2,744,816
Property, plant and equipment	499,108	334,052
Stock-based compensation	877,073	436,111

Deferred tax assets	4,853,578	3,514,979
Valuation allowance	(4,853,578)	(3,514,979)

Net deferred tax assets	$—	$—

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

12.	Litigation
The Company is involved in the following legal proceedings:
Former Law Firm Litigation
On March 2, 2009 the Company’s former legal counsel filed a Complaint in District Court, Denver, Colorado, claiming breach of contract of the promissory note executed by the Company October 2, 2008 (Note 6). On October 16, 2009, the Court granted a motion for summary judgment against the Company in the amount of $138,005 plus interest at 6.25% until satisfied. No activity has occurred regarding the judgment since it was granted in October 2009. However, in May 2010, the Delaware Partnership Investor entered into an agreement with the complainant in this matter, in which the Delaware Partnership Investor may purchase, at its option, individual tranches of $25,000, up to the total amount of the $138,005 promissory note. As of the filing date of this report, the promissory note has been paid in full.
San Juan Properties and Hennis Proceedings
On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement (Note 4), and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 51,500,000 shares of Class A Common Stock held by Hennis. Company counsel advised that the Hennis complaint is barred due to Hennis’s affiliate and control person status and moreover is filed in bad faith, since among other things, on June 17, 2008 as President and CEO of the Company, Hennis elected not to pay the option fee then due. The Company received a written settlement offer from Mr. Hennis two days after the Company was served on April 8, 2009. A counter-claim with jury demand was filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest.
Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2010.
The Company has filed a motion for (a) a new trial on all or part of the issues; (b) an amendment of findings; and (c) an amendment of judgment pursuant to C.R.C.P. Rule 58(a). As of the date of this report, the court has not ruled on this motion. The Company is prepared to present the entire proceeding to the Colorado Court of Appeals. The outcome of the appeal process is not certain; however, Company counsel advised that it does appear that the appeal does have merit. Should the appeal process allow for the case to be remanded for the purposes of trial, and should the court rule for attorney fees for Mr. Hennis, the estimate of potential loss would increase to approximately $400,000.
Other Legal Matters
On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. Management of the Company believes that this lawsuit is without merit and has filed a Motion for Change of Venue with the court. On January 15, 2010, the Court denied the Company’s Motion to Change Venue. On February 11, 2010 the Company filed a Request to Reconsider Motion to Change Venue. The motion to change venue was denied. In July 2010 the Company filed a motion to dismiss and filed a reply to the plaintiff’s response to the motion to dismiss on August 25, 2010. The court has not yet ruled on the motion to dismiss. The ultimate outcome of the litigation is uncertain, however, the Company has recorded an accrued liability of $67,140 related to this matter as of August 31, 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of August 31, 2010, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2010 as a result of the material weakness in internal control over financial reporting discussed below.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2010. Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.
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
The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

		First
		Became Officer
Name and Address	Age	and/or Director	Position(s)

Lee R. Rice 10920 W. Alameda Ave. Suite 201 Lakewood, CO 80226	66	July 2008	Director, President and CEO

C. Stephen Guyer 10920 W. Alameda Ave. Suite 201 Lakewood, CO 80226	57	February 2008	Director and CFO

Beverly E. Rich 1553 Greene St. Silverton, CO 81433	59	July 2007	Director

Norman J. Singer 885 S. Garfield St. Denver, CO 80209	69	September 2008	Director

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
Board Meetings
During the fiscal year ended August 31, 2010, we had four directors. During the year fiscal year ended August 31, 2010, the Board held one meeting and has taken numerous actions by unanimous written consent.
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

Although there is no formal process in place regarding the consideration of any director candidates recommended by security holders, our Board of Directors will consider a director candidate proposed by a shareholder. A candidate must be highly qualified in terms of business experience and be both willing and expressly interested in serving on the Board. A shareholder wishing to propose a candidate for the Board’s consideration should forward the candidate’s name and information about the candidate’s qualifications to Colorado Goldfields Inc., Board of Directors, 10920 West Alameda Avenue, Suite 201, Lakewood, Colorado 80226, Attn.: C. Stephen Guyer, CFO. Submissions must include sufficient biographical information concerning the recommended individual, including age, employment history for at least the past five years indicating employer’s names and description of the employer’s business, educational background and any other biographical information that would assist the Board in determining the qualifications of the individual. The Board will consider recommendations received by a date not later than 120 calendar days before the date our proxy statement was released to shareholders in connection with the prior year’s annual meeting for nomination at that annual meeting. The Board will consider nominations received beyond that date at the annual meeting subsequent to the next annual meeting.
The Board evaluates nominees for directors recommended by shareholders in the same manner in which it evaluates other nominees for directors. Minimum qualifications include the factors discussed above.
Shareholder Communications
We do not have a formal shareholder communications process. Shareholders are welcome to communicate with the Company by forwarding correspondence to Colorado Goldfields Inc., Board of Directors, 10920 West Alameda Avenue, Suite 201 Lakewood, Colorado 80226, Attn.: C. Stephen Guyer, CFO and Director.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. To our knowledge, during the fiscal year ended August 31, 2010, based solely on a review of such materials as are required by the SEC, all required reporting is current and accurate.
Code of Business Conduct and Ethics
We have adopted a code business conduct and ethics that applies to all of our executive officers and employees. The Code addresses conflicts of interest, compliance with all laws and other legal requirements, conduct of business in an honest and ethical manner, integrity and actions in the Company’s best interest. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code. The Sarbanes-Oxley Act of 2002 requires companies to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Company currently has such procedures in place. Colorado Goldfields’ Code of Business Ethics and Conduct is available on our web site at www.cologold.com/uploads/Code_of_Business_Conduct_Ethics.pdf.

Item 11.	Executive Compensation
Compensation Covered — All Executive Officers
The executive officers for most recent fiscal year ended August 31, 2010 are as follows.
Lee R. Rice, President, President, CEO
C. Stephen Guyer, Chief Financial Officer
Summary Compensation Table
The following table summarizes all compensation recorded by us in the most recent fiscal years ended August 31, 2010 and 2009 for our named executive officers.

						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All other
and				Stock	Option	Plan	Compensation	Compen-
Principal		Salary	Bonus	Awards	Awards	Compen-	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	sation	($)	($)	($)
Lee R. Rice	2010	60,000	—	—	—	—	—	—	60,000
President, CEO	2009	58,350	—	104,331	—	—	—	—	162,681

C. Stephen Guyer,	2010	240,000	—	—	—	—	—	—	240,000
Chief Financial Officer	2009	165,000	243,375	136,400	—	—	—	—	544,775
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

We entered into a new employment agreement with Mr. Guyer, effective July 1, 2009. Under the new agreement which is for a period of one year, we have agreed to the following: (i) the payment by our company to Mr. Guyer of a salary of $20,000 per month; (ii) certain employee benefits, including group health insurance, pension and profit sharing and other such benefits that we may elect to provide our other employees from time to time. Mr. Guyer acknowledges that salary and/or expenses may, upon consultation with the Chief Executive Officer, be paid in stock pursuant to the Company’s 2008 Employee and Director Stock Compensation Plan in lieu of cash. The executive employment agreement may be terminated, among other things: (i) by notice of termination from one party to the other; (ii) upon the death of Mr. Guyer. Upon the termination of the executive employment agreement, Mr. Guyer will generally be entitled to separation pay equal to six months of pay for each year of service. Mr. Guyer’s Agreement terminated on June 30, 2010. We expect to enter into a new Executive Employment Agreement with Mr. Guyer during first quarter 2010.
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
Unless terminated earlier by the Board, the 2008 Plan will expire on February 13, 2018. As of November 17, 2010 there are no outstanding options under the 2008 Plan, and 12,412,270 shares of Class A Common Stock has been issued under the 2008 Plan.
2008 Non-Qualified Consultants & Advisors Stock Compensation Plan
On September 12, 2008, our Board of Directors approved the 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan (the “2008 Consultants Plan”). The 2008 Consultants Plan is administered by our Compensation Committee of the Board of Directors, or if the we do not have a Compensation Committee, then a committee appointed by the Board which is to consist of one executive officer of the Company and at least one independent, non-employee member of the Board. If no committee is appointed, then the Board of Directors administers the plan. We currently do not have a Compensation Committee. Our Board has appointed C. Stephen Guyer, our Chief Financial Officer and Director, and Norman Singer, one of our independent Directors, to act as the committee to administer the 2008 Consultants Plan. As of November 17, 2010 we are authorized to issue up to 1,865,000,000 shares of our Class A Common Stock, subject to adjustment in case of a subdivision of our outstanding shares of Class A Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock. One of the primary purposes of the 2008 Consultants Plan is to give our company the flexibility to pay for services with shares of our Class A common stock rather than with cash during our exploratory stage.
As of November 17, 2010, 1,096,390,943 shares of Class A Common Stock has been issued under the 2008 Consultants Plan.

2008 Employee & Director Stock Compensation Plan
In November, 2008, our Board of Directors approved the 2008 Employee & Director Stock Compensation Plan (“2008 Employee Plan”). The purpose of this plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company. Considering that we are an exploratory mining company which faces challenging economic times and difficult capital markets, the Board of Directors believes that using our common stock is an important means of retaining and compensating employees and directors. As of November 17, 2010 we are authorized to issue up to 1,110,800,000 shares of our Class A Common Stock, subject to adjustment in case of a subdivision of our outstanding shares of Class A Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Class A Common Stock. The 2008 Employee Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, one of whom is an independent director, or in the absence of such a committee, the 2008 Employee Plan is to be administered by the Board of Directors. Our Board of Directors appointed C. Stephen Guyer, our CFO, and Norman Singer, one of our independent directors, to the committee. Any of our employees or directors are eligible to receive awards under this plan.
As of November 17, 2010, 470,865,333 shares of Class A Common Stock have been issued under the 2008 Employee Plan.
Outstanding Equity Awards at Fiscal Year-end.
There we no outstanding equity awards for our Executive officers in the most recent fiscal year ended August 31, 2010.
Stock Option Exercised
There were no stock options exercised on common shares in fiscal year 2010, with respect to the named executives listed in the Summary Compensation Table.
Expense Reimbursement
We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.
Retirement Plans and Benefits.
None.
Director Compensation
The following table summaries all director compensation for our Executive officers in the most recent fiscal year ended August 31, 2010. There are no other standard compensation arrangements in place and all directors are treated equally with respect to any compensation.

	Fees earned or	Stock	Option	Total
Name	paid in cash ($)	awards ($)	awards ($)	($)
Lee R. Rice	—	—	—	—
C. Stephen Guyer	—	—	—	—
Beverly E. Rich	—	—	—	—
Norman Singer	—	—	—	—

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
The following table sets forth certain information regarding the beneficial ownership of the Company’s Class A Common Stock as of November 17, 2010, by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Class A Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Except as indicated, the address of each of the persons named in the table is that of the Company’s principal executive offices. As of November 17, 2010, there were 5,000,000,000 shares of our Class A common stock authorized and 2,439,163,308 shares outstanding.

		Amount and
		Nature of
	Name and Address of	Beneficial		Percentage of
Title of Class	Beneficial Owner	Ownership		Common Stock
Common Stock	C. Stephen Guyer 10920 W. Alameda Avenue, Suite 201 Lakewood, CO 80226	258,410,244	(1)	10.6%

Common Stock	Lee R. Rice 10920 W. Alameda Avenue, Suite 201 Lakewood, CO 80226	69,164,900	(1)	2.8%

Common Stock	Beverly E. Rich 1553 Greene Street Silverton, CO 81433	2,650,000	(1)	0.1%

Common Stock	Norman J. Singer 885 S. Garfield St. Denver, CO 80209	2,650,000	(1)	0.1%

Common Stock	All officers and directors (4 persons)	332,875,144		13.6%

(1)	All shares are owned directly.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
We have borrowed funds (See Notes to the Financial Statements), from our Chief Executive Officer and Chief Financial Officer. In connection with the borrowings, we have executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and carry interest rates of 6.5% (or 18% if the note is in default.) The Notes also provide that we pay collection costs and attorney fees if the Notes are not paid when due.
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
GHP Horwath, P.C. has served as Colorado Goldfields Inc.’s independent registered public accounting firm since November 8, 2007. The following discussion presents fees for services rendered for 2010 and 2009.
Audit Fees
Audit fees include fees incurred for professional services rendered in connection with the audit of Colorado Goldfields Inc.’s annual financial statements for the fiscal years ended August 31, 2010 and 2009, the reviews of the quarterly interim financial statements included in Colorado Goldfields’ Forms 10-Q for the fiscal years ended August 31, 2010 and 2009, and services rendered to issue consents required in certain of the Company’s registration statements. The audit fees expected to be billed (for the year ended August 31, 2010) and billed to us by GHP Horwath, P.C. for the year ended August 31, 2009, including out-of-pocket costs were approximately $47,000 and $51,000, respectively. There were no audit related, tax, or other fees billed by GHP Horwath, P.C.

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
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer
November 19, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 18, 2010.

Signature	Title

/s/ Lee R. Rice	President, Chief Executive Officer and Director
Lee R. Rice	(Principal Executive Officer)

/s/ C. Stephen Guyer	Chief Financial Officer (Principal Accounting
C. Stephen Guyer	Officer) and Director

/s/ Beverly E. Rich
Beverly E. Rich	Director

/s/ Norman J. Singer
Norman J. Singer	Director

EXHIBIT INDEX

Exhibit
Number	Description

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

Exhibit
Number	Description

10.14	2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 17, 2008 and incorporated herein by reference.

10.15	2008 Employee and Director Stock Compensation Plan. Filed as exhibit 10.1 to Form 8-K filed on November 14, 2008 and incorporated herein by reference.

10.16	Employment Agreement: Lee R. Rice dated September 10, 2008. Filed as Exhibit 10.1 to Form 8-K filed December 17, 2008, and incorporated herein by reference.

10.17	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2010 and incorporated herein by reference.

10.18	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2010 and incorporated herein by reference.

10.19	Form RW filed with the Securities and Exchange Commission on February 17, 2010 and incorporated herein by reference.

10.20	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on April 3, 2010 and incorporated herein by reference.

10.21	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on June 26, 2010 and incorporated herein by reference.

10.22	Employment Agreement of C. Stephen Guyer dated July 1, 2010. Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2010, and incorporated herein by reference.

10.23	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2010 and incorporated herein by reference.

10.24	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2010 and incorporated herein by reference.

10.25
Mining Lease Agreement between Colorado Goldfields Inc. and Larry H. Killian dated September 18, 2010. Filed as Exhibit 10.1 to Form 8-K filed on September 23, 2010 and incorporated herein by reference.

10.26
Mining Lease Agreement between Colorado Goldfields Inc. and Frank J. Montonati and Don Laeding dated September 30, 2010. Filed as Exhibit 10.1 to Form 8-K filed on October 6, 2010 and incorporated herein by reference.

10.27	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on December 21, 2009 and incorporated herein by reference.

10.28	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on April 23, 2010 and incorporated herein by reference.

10.29	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

10.30	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

23.1	Consent of GHP Horwath, P.C.*

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer,*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

*	Filed herewith.