Form 10-Q
period 2010-11-30
COLORADO GOLDFIELDS INC.
filed 2011-01-13
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-51718
COLORADO GOLDFIELDS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-0716175

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10920 W. Alameda Avenue, Suite 201, Lakewood, Colorado, 80226, USA
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
APPLICABLE ONLY TO CORPORATE ISSURERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 12, 2011

Class A Common Stock, $0.001 Par Value	2,896,156,912
Class B Common Stock (Restricted), No Par Value	490,367,597

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	November 30,
	2010	August 31,
	(unaudited)	2010

ASSETS
Current Assets
Cash	$33,487	$20,019
Prepaid expenses and other	4,452	18,459

Total Current Assets	37,939	38,478

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,650,503	1,660,015
Mining rights (Note 4)	246,597	280,556
Restricted cash (Note 3)	318,820	318,154
Deferred financing costs	29,444	13,206
Other	11,520	11,520

Total Non-Current Assets	2,256,884	2,283,451

Total Assets	$2,294,823	$2,321,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$300,299	$317,149
Accrued liabilities	525,365	507,140
Convertible debt, less unamortized discount of $311,717 and $126,238, respectively (Note 7)	83,968	23,762
Derivative liabilities (Note 8)	401,791	140,284
Notes payable, including accrued interest — related parties (Note 5)	306,751	280,600
Promissory note payable, including accrued interest (Note 6)	—	75,754
Mortgage notes payable, including accrued interest (Note 3)	—	807,896

Total Current Liabilities	1,618,174	2,152,585

Non-Current Liabilities
Notes payable, including accrued interest — related parties (Note 5)	—	31,979
Mortgage notes payable, including accrued interest (Note 3)	752,022	—
Asset retirement obligation	623,270	612,550

Total Non-Current Liabilities	1,375,292	644,529

Total Liabilities	2,993,466	2,797,114

Contingencies and Commitments

Stockholders’ Deficit (Note 9)
Class A common stock, 5,000,000,000 shares authorized, $0.001 par value; 2,573,929,332 and 1,773,286,964 issued and outstanding, respectively	2,515,668	1,715,026

Class B common stock, 500,000,000 shares authorized, no par value; 490,367,597 and 40,744,353 shares issued and outstanding, respectively	—	—

Additional paid in capital	11,184,563	10,821,393
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(14,428,124)	(13,040,854)

Total Stockholders’ Deficit	(698,643)	(475,185)

Total Liabilities and Stockholders’ Deficit	$2,294,823	$2,321,929

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Accumulated
			from February 11,
	For the Three	For the Three	2004 (Date of
	Months Ended	Months Ended	Inception) to
	November 30, 2010	November 30, 2009	November 30, 2010

Revenue	$—	$—	$—

Operating expenses

Donated rent	—	—	9,750
Donated services	—	—	19,500
General and administrative	505,182	950,924	10,186,758
Mineral property and exploration costs	130,888	108,042	2,016,834
Professional fees	114,942	79,072	1,276,404

Total operating expenses	(751,012)	(1,138,038)	(13,509,246)

Other income (expense)
Other income	—	—	80,822
Interest income	264	1,377	33,398
Gain on derivative liabilities	501,430	—	512,219
Interest expense	(1,137,952)	(28,327)	(1,545,317)

Total other expense	(636,258)	(26,950)	(918,878)

Net Loss	$(1,387,270)	$(1,164,988)	$(14,428,124)

Net Loss Per Common Share — Basic and Diluted	*	*

Weighted Average Number of Common Shares Outstanding	2,195,645,248	780,402,501

*	Amount is less than $(0.01) per share.
The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Three	For the Three	February 11, 2004
	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2010	November 30, 2009	November 30, 2010

Cash Flows Used in Operating Activities:

Net loss	$(1,387,270)	$(1,164,988)	$(14,428,124)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	—	—	29,250
Amortization of debt discount and deferred financing costs	1,101,040	—	1,189,807
Depreciation and amortization	9,512	9,614	107,937
Gain on derivative liabilities	(501,430)	—	(512,219)
Impairment of mining rights	33,959	25,070	160,903
Stock issued for services	441,736	850,106	7,485,060
Stock-based compensation — options	—	—	899,303
Accrued interest on debt	25,078	24,733	227,974
Accretion expense on asset retirement obligation	10,720	10,000	123,270
Gain on sale of property, plant and equipment	—	—	(52,955)
Change in operating assets and liabilities:
Increase in restricted cash	(666)	—	(318,820)
Increase in prepaid expenses and other	—	(437)	—
Increase in accounts payable	95,335	127,266	1,264,370
Increase (decrease) in accrued liabilities	18,225	(17,283)	525,364
Increase in other assets	—	—	(11,520)

Net cash used in operating activities	(153,761)	(135,919)	(3,310,400)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	—	—	159,500
Acquisition of property, plant and equipment	—	—	(717,736)

Net cash used in investing activities	—	—	(558,236)

Cash Flows from Financing Acitvities:
Advances received	—	—	405,733
Repayment of advances	—	—	(405,733)
Proceeds from notes from related parties	—	137,200	581,452
Repayment of advances from related party	(10,544)	—	(20,596)
Proceeds from note payable	—	—	100,000
Repayment of notes payable	(154,307)	—	(329,307)
Proceeds from issuance of convertible debt	368,977	—	568,977
Loan acquisition costs	(36,897)	—	(56,897)
Net proceeds from issuance of common stock	—	—	3,058,494

Net cash provided by financing activities	167,229	137,200	3,902,123

Increase in cash	13,468	1,281	33,487

Cash — Beginning of Period	20,019	559	—

Cash — End of Period	$33,487	$1,840	$33,487

Supplemental Disclosures:
Interest paid	$1,136	$—	$79,458
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable for debt	$28,661	$—	$163,955
Issuance of common stock to satisfy accounts payable	$83,523	$182,794	$797,366
Issuance of common stock for prepaid expenses	$—	$62,000	$337,439
Issuance of common stock for mining rights	$—	407,500	$407,500
Exchange of convertible debt for common shares	$652,560	$—	$759,696
Exchange of property, plant and equipment for accounts payable	$—	$—	$2,750
Forgiveness of related party debt and accrued interest	$—	$—	$288,361

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
From February 11, 2004 (Date of Inception) to November 30, 2010

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders’
	Common Stock		Common Stock		Paid in	Donated	Exploration	(Deficit)
Number of Shares	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Equity

Balances — August 31, 2008	135,726,120	77,465	—	—	4,745,977	29,250	(4,098,579)	754,113
Shares issued for services	370,282,860	370,283	—	—	3,871,000	—	—	4,241,283
Issuance of common stock to satisfy accounts payable	29,389,147	29,389	—	—	340,626	—	—	370,015
Stock-based compensation — options	—	—	—	—	4,094	—	—	4,094
Stock issued to beneficial owners of Class A Common Stock	—	—	35,732,285	—	—	—	—	—
Forgiveness of related party debt and accrued interest	—	—	—	—	288,361	—	—	288,361
Net loss	—	—	—	—	—	—	(5,281,857)	(5,281,857)

Balances — August 31, 2009	535,398,127	477,137	35,732,285	—	9,250,058	29,250	(9,380,436)	376,009
Shares issued for services	921,203,109	921,203	—	—	1,029,557	—	—	1,950,760
Issuance of common stock to satisfy accounts payable	144,810,731	144,811	—	—	199,017	—	—	343,828
Shares issued for mining rights	125,000,000	125,000	—	—	282,500	—	—	407,500
Shares issued for convertible debt	46,874,997	46,875	—	—	60,261	—	—	107,136
Stock issued to beneficial owners of Class A Common Stock	—	—	5,012,068	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,660,418)	(3,660,418)

Balances — August 31, 2010	1,773,286,964	$1,715,026	40,744,353	$—	$10,821,393	$29,250	$(13,040,854)	$(475,185)
Shares issued for services (Note 9)	459,659,200	459,659	—	—	(31,930)	—	—	427,729
Issuance of common stock to satisfy accounts payable (Note 9)	63,256,400	63,256	—	—	20,267	—	—	83,523
Shares issued for convertible debt (Note 7)	277,726,768	277,727	—	—	374,833	—	—	652,560
Stock issued to officers (Note 9)	—	—	449,623,244	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,387,270)	(1,387,270)

Balances — November 30, 2010 (unaudited)	2,573,929,332	$2,515,668	490,367,597	$—	$11,184,563	$29,250	$(14,428,124)	$(698,643)

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Notes to the Unaudited Financial Statements
November 30, 2010
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

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $1,580,235 at November 30, 2010, incurred a net loss of $1,387,270 for the three months ended November 30, 2010, and has incurred a deficit accumulated during the exploration stage of $14,428,124 for the period from February 11, 2004 (inception) through November 30, 2010. Accordingly, it has not generated cash flows from operations and has primarily relied upon advances from stockholders, promissory notes and advances from unrelated parties, and equity financing to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

The Company is dependent upon the State of Colorado Mined Land Reclamation Board (“MLRB”), approving an amendment to the existing reclamation permit for the Company’s Pride of the West Mill (“the Mill”). The amendment, if approved, would cure the current cease and desist order, which was issued in 2005 and allow the Mill to become operational. The permit amendment process is lengthy and complex. In December 2010, the Company presented a proposed permit amendment to the MLRB. While portions of that permit amendment were approved, there remain deficiencies that require additional work. As a result, on December 30, 2010 the MLRB denied the Company’s permit amendment application. The Company is preparing additional material for consideration by the State of Colorado Division of Reclamation, Mining and Safety (“DRMS”) and the MLRB. Management expects to submit a new permit amendment application to the DRMS in March 2011. Ultimately, should the Company not be able to obtain the approval of a new permit amendment, management anticipates that the Mill will be reclaimed and liquidated.

The Company currently faces a severe working capital shortage and is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations, continue mining exploration activities and plans, fulfill its obligations under its mineral property lease/option agreements, and satisfy existing creditors.

The Company continues to explore sources of additional financing to satisfy its current operating requirements. In May 2010, the Company closed a one-year funding arrangement with an institutional investor (the “Delaware Partnership”), in which the Delaware Partnership may provide convertible debt financing in $25,000 tranches, up to $1 million. The Investor is under no obligation to fund any or all of the $1 million, and the timing of funding is solely at the discretion of the Investor. Proceeds from the financings are to pay the Company’s existing aged debt and for working capital requirements. Through November 30, 2010, the Company has received $453,978 ($303,978 during the quarter ended November 30, 2010) under this facility (Note 7), of which $151,989 was used to pay off a promissory note payable and accrued interest (Note 6) and $75,000 was used to pay down the mortgage payable (Note 3). During the three months ended November 30, 2010, the Company also entered into two $32,500 funding arrangements with a group of New York private investors in the form of convertible notes, which mature in June and August 2011 (Note 7).

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
Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at November 30, 2010 and the results of operations and cash flows of the Company for the three months ended November 30, 2010 and 2009, respectively. Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2010.

Basic and Diluted Net Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the three months ended November 30, 2010 and 2009, the Company issued Class B Common Stock, which are not publicly traded shares. The Class B Common Stock share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended November 30, 2010 and 2009, the effect of the conversion of outstanding options, warrants and debt and Class B common shares would have been anti-dilutive.

The following table presents information regarding the potential dilutive shares for the periods presented:

	Three months ended	Three months ended
	November 30, 2010	November 30, 2009
Class A warrants	—	11,386,180
Class B Common Stock	490,367,597	40,593,979
Class B warrants	40,744,353	40,593,979
Convertible debt	331,078,535	—
Mining Rights

The Company has determined that its mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are contractually limited by time. However, the Company has the ability to extend the leases (Note 4). For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the three months ended November 30, 2010 and 2009, the Company recorded impairment charges of $33,959 and $25,070, respectively.

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

As of November 30, 2010, the Company had the following financial assets and liabilities which are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash (time deposits)	—	$318,820	—
Derivative liabilities	—	$401,791	—

The fair values of financial instruments, which include cash, accounts payable, notes payable, and convertible debt were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of amounts due to related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The fair value of the letter of credit issued in conjunction with the reclamation bond (Note 3) approximates the amount of fees paid to obtain it.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009 (the adoption of which did not have an impact on the Company’s financial statements), except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (September 1, 2011 for the Company). As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In June 2009, the FASB issued a new accounting standard which provides guidance that, among other things, requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance (effective for the Company on September 1, 2010), did not have an impact on the Company’s financial statements.

3.	Property, Plant and Equipment

On June 29, 2007, the Company acquired the Mill located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property and bears interest at 12% per year. All unpaid principal was originally due June 29, 2009. The due date on the mortgage was extended and is currently due in full on December 31, 2011. During the three months ended November 30, 2010, $75,000 of the mortgage was paid though the issuance of convertible notes (See Note 7).

Interest expense for the three months ended November 30, 2010 and 2009 was $19,126 and $19,875, respectively.

In connection with the acquisition of the Mill, the Company was obligated to replace a financial warranty that the seller had provided to the DRMS. In December 2007, the Company replaced the financial warranty by purchasing a certificate of deposit, which is restricted, to secure an irrevocable standby letter of credit (the “LOC”) totaling $318,820, with a financial institution. The LOC is used to secure possible future payment requests made by the State of Colorado. In October 2009, the DRMS notified the Company of a potential $196,476 increase in the financial warranty. On December 30, 2010 the MLRB ordered that the increase in financial warranty be satisfied by February 4, 2011. The Company is exploring alternatives for satisfying the MLRB’s order.

Property, plant and equipment consist of the following as of November 30, 2010 and August 31, 2010:

	November 30, 2010	August 31, 2010
Computer equipment	$2,118	$2,118
Mine and drilling equipment	111,250	111,250
Mobile mining equipment	61,519	61,519
Land and mill	1,567,176	1,567,176

	1,742,063	1,742,063
Less accumulated depreciation	(91,560)	(82,048)

	$1,650,503	$1,660,015

Depreciation expense was $9,512 and $9,614 for the three months ended November 30, 2010 and 2009, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the of the Company’s property, plant and equipment has not yet been placed in service.

4.	Mineral property rights
King Solomon Mine

On September 18, 2009 the Company entered into a lease with an option to purchase the King Solomon Mine, in consideration for which the Company issued 50,000,000 shares of restricted Class A Common Stock valued at $0.0035 per share (the quoted market price on the date the Company entered into the agreement and obtained the mining rights) totaling $175,000. The lease/option is for a period of three years. The stock was restricted from sale during the initial term of the lease. The lease/option automatically renews and continues so long as ores, minerals, or metals are produced or sold. The lease grants the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity which benefits the leased premises and requires a minimum work commitment of $50,000 to be expended by the Company for each successive three year term during the term of the lease/option. The lease also requires the Company to pay the lessor a 3.5% net smelter royalty (“NSR”) on all mineral bearing ores. In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $200,000. The Company has the sole and exclusive option to purchase all of lessor’s right, title and interest in the property for a total purchase price of $1,250,000. This amount may be paid in cash or other cash equivalents as mutually agreed by the lessor and the Company.

Brooklyn Mine

On September 30, 2009 the Company entered into a lease with an option to purchase the Brooklyn Mine, in consideration for which the Company issued 75,000,000 shares of restricted Class A Common Stock valued at $0.0031 per share (the quoted market price on the date of the Company entered into the agreement and obtained the mining rights) totaling $232,500. The lease/option is for a period of three years. The stock was restricted from sale during the initial term of the lease. The lease/option automatically renews and continues so long as ores, minerals, or metals are produced or sold. The lease grants the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity which benefits the leased premises and requires a minimum work commitment of $150,000 for the first year, $200,000 for the second year and $250,000 for the third year to be expended by the Company. The work commitment for the first year of the lease/option was not met. However, the lessor has modified the terms of the agreement such that the Company has until February 29, 2012 to expend $350,000 on the property. The lease also requires the Company to pay the lessor a 5% NSR on all mineral bearing ores. In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $500,000. The Company has the sole and exclusive option to purchase all of lessor’s right, title and interest in the property for a total purchase price of $4,000,000, plus a perpetual 2% NSR. This amount may be paid in cash or other cash equivalents as mutually agreed by the Company and the lessor.

San Juan Properties

On June 17, 2007, the Company entered into an option agreement, as amended, among the Company as Optionee, and San Juan Corp., a company controlled by Mr. Todd C. Hennis (“Hennis”) and Hennis as Optionors, whereby the Company was granted the exclusive right and option to acquire an 80% undivided right, title and interest in certain properties located in San Juan County, Colorado.

The Company received notice of default of the option agreement on March 16, 2009 when the Company did not make the payment due on March 15, 2009. The Company does not dispute the technical default. The option agreement is the subject of current litigation in San Juan County, Colorado. (See Note 10).

5.	Notes payable — related parties

As of November 30, 2010, the Company has notes payable to related parties of $82,842 and $223,909 with its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The funds received in exchange for the notes have primarily been used by the Company to finance working capital requirements. During the year ended August 31, 2010, the Company entered into amended note agreements with its CEO and CFO to extend certain of the due dates on the Notes. The notes outstanding at November 30, 2010 are due at varying dates between January 19, 2011 and November 11, 2011. None of the promissory notes are currently in default. During the three months ended November 30, 2010 and 2009, the Company recorded interest expense of $4,717 and $2,750, respectively, relating to the Notes.

6.	Promissory note payable

On October 2, 2008, the Company executed an unsecured promissory note with one of its vendors for services rendered totaling $135,294. The promissory note bears interest at 6.25% per annum and the principal and interest were due on December 19, 2008. The promissory note was in default and a Motion for Summary Judgment had been granted. During the three months ended November 30, 2010, the promissory note and judgment were paid in full ($76,989 principal and accrued interest.) The Company made this payment with funds raised through the issuance of convertible notes (Note 7). The Company recorded interest expense of $1,235 and $2,108 for the three months ended November 30, 2010 and 2009, respectively.

7.	Convertible notes
Delaware Partnership Investor

During the three months ended November 30, 2010, the Company issued six convertible notes under multiple funding arrangements with a Delaware Partnership Investor, totaling $303,978, which bear interest at 6.25% per annum and mature at various dates between November 2, 2011 and November 10, 2011. The notes are convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount in the amount of $303,978 related to the conversion features on the notes. During the three months ended November 30, 2010, $151,955 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). During the three months ended November 31, 2010 the Company recorded $31,440 of debt discount amortization and the carrying value of the notes was $43,165 (net of unamortized discounts of $208,859) as of November 30, 2010. The terms of the agreement require the Company to, at all times, have authorized and reserved a sufficient number of shares to provide for full conversion of the outstanding notes, (200,018,151 shares at November 30, 2010).

Subsequent to November 30, 2010, the investor converted an additional $51,026 of the convertible notes into Class A common stock.
New York Private Investors

During the three months ended November 30, 2010, the Company issued two $32,500 convertible notes under funding arrangements with a group of New York Private Investors, which bear interest at 8% per annum and matures on June 20, 2011 and August 17, 2011. The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 58% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $63,574 relating to the conversion features of the notes. For the three months ended November 30, 2010, the Company recorded debt discount amortization of $26,876 and the carrying value of the note as of November 30, 2010 was $35,811 (net of unamortized discounts of $79,190). The terms of the agreement require the Company to, at all times, have authorized and reserved five times the number of shares that are actually issuable upon full conversion of the outstanding notes (550,766,284 shares as of November 30, 2010).

Conversion of accounts payable

During the three months ended November 30, 2010, the Company entered into an agreement with a vendor whereby the balance owed to the vendor for past services of $28,661 was exchanged for a convertible promissory note bearing interest at 6.5% per annum. The Company is required to make monthly payments under the terms of the note; however, the note holder has the right at its election to convert all or part of the outstanding principal and interest into the Company’s Class A common stock at a conversion rate of 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $27,550 relating to the conversion feature of the note. For the three months ended November 30, 2010, the Company recorded debt discount amortization of $4,132 and the carrying value of the note as of November 30, 2010 was $4,993 (net of amortized discount of $23,418).

8.	Derivative Liabilities

In accordance with ASC 815-15, Embedded Derivatives, the Company determined that the conversion features of the convertible notes described in Note 7 meet the criteria of an embedded derivative and therefore the conversion features of the debt have been bifurcated and accounted for as derivatives. The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion features, pursuant to ASC 815-40, Contracts in Entity’s Own Equity, have been accounted for as derivative liabilities. The Company adjusts the fair value of these derivative liabilities to fair value at each reporting date.

The Company uses a valuation pricing model to calculate the fair value of its derivative liabilities. Key assumptions used to apply this model were as follows:

	3 months ended	12 months ended
	November 30, 2010	August 31, 2010
Expected term	4 1/2 to 12 months	7 1/2 to 12 months
Volatility	157%-230%	139%-166%
Risk-free interest rate	0.21 - 0.27%	0.19 - 0.38%
Dividend yield	0%	0%

The following table represents the Company’s derivative liability activity for the embedded conversion features for the three months ended November 30, 2010:

Balance at August 31, 2010	$140,284
Issuance of derivative liabilities	1,265,801
Derecognition of derivative liabilities related to conversion of convertible debt	(500,609)
Derecognition of derivative liabilities related to paydown of convertible debt	(2,255)
Gain on derivative liabilities	(501,430)

Balance at November 30, 2010	$401,791

9.	Stockholders’ Equity
Class A Common Stock

During the three months ended November 30, 2010, the stockholders of the Company and the Board of Directors approved an amendment to the articles of incorporation of the Company to establish and fix the number of authorized shares of Class A Common Stock that the Company can have outstanding at five billion (5,000,000,000).

During the three months ended November 30, 2010, the Company issued 125,000,000 shares of restricted Class A Common Stock to a consultant for corporate communications services valued at $0.0008 to $0.0022 (the quoted market prices as of the date of the issuances) per share which resulted in $140,000 being recorded as expense. During the three months ended November 30, 2010, the Company converted debt totaling $151,955 into 277,726,768 shares of restricted Class A Common Stock.

As of November 30, 2010 the Company is authorized to grant up to 1,865,000,000 shares under the 2008 Consultants Plan, of which 1,112,757,943 shares have been issued as of November 30, 2010. During the three months ended November 30, 2010, 273,552,400 shares of Class A Common Stock were issued to consultants for services rendered valued at $0.0008 to $0.0024 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $199,200 being recorded as expense, and $73,179 recorded as a reduction in accounts payable at issuance. During the three months ended November 30, 2010 the Company recorded expense of $14,007 for prepaid services previously issued in shares that have been earned during the period.

As of November 30, 2010, the Company is authorized to grant up to 1,110,800,000 shares under the 2008 Employee Plan, of which 475,038,733 have been issued as of November 30, 2010. During the three months ended November 30, 2010, 124,363,200 shares of Class A Common Stock were issued to employees for services rendered valued at $0.0007 to $0.0021 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $88,529 being recorded as expense and $10,344 recorded as a reduction in accounts payable.

Class B Common Stock

In February 2009, the Company authorized a new series of common stock designated as Class B Common Stock with no par value. Class B Common Stock is not convertible, has no preference over Class A Common Stock and shares equally in dividends with Class A Common Stock. The total number of authorized Class B Common Stock is 500,000,000 shares, and each share of Class B common stock is entitled to two votes.

On February 27, 2009, the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance at an exercise price of $0.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Series A common stockholders to receive Class B Securities, certain conditions must be met. As of November 30, 2010, 40,744,353 (out of a potential of 50,376,756) Class B Securities have been issued under this corporate action. The pay date of any future issuances of Class B Securities is uncertain. On March 9, 2010, the Board of Directors extended the date of the Class B Warrants to February 27, 2011. All other terms of the Class B Warrants remain the same.

During the three months ended November 30, 2010, 449,623,244 shares of restricted Class B Common Stock were issued to the Chief Executive Officer and Chief Financial Officer in exchange for their foregoing any further issuances of Class A Common Stock for a period of one year. In October 2010, the Board of Directors amended the voting rights of Class B shares. Each Class B share is now entitled to 100 votes.

Common Stock Transactions Subsequent to November 30, 2010

Subsequent to November 30, 2010, the Company issued 210,543,000 shares of its Class A Common Stock to consultants and advisors for services, valued at approximately $299,106 under the 2008 Consultants Plan. The Board of Directors also has issued 11,068,800 shares of its Class A Common Stock to employees and directors for services, valued at approximately $16,173 under the 2008 Employee Plan, and 100,615,780 shares of restricted Class A Common Stock pursuant to the conversion of debt and services rendered.

10.	Litigation
The Company is involved in the following legal proceedings:
San Juan Properties and Hennis Proceedings

On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement (Note 4), and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 51,500,000 shares of Class A Common Stock held by Hennis. Company legal counsel advised that the Hennis complaint is barred due to Hennis’s affiliate and control person status and moreover is filed in bad faith, since among other things, on June 17, 2008 as President and CEO of the Company, Hennis elected not to pay the option fee then due. The Company received a written settlement offer from Mr. Hennis two days after the Company was served on April 8, 2009. A counter-claim with jury demand was filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest.

Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2010 and November 30, 2010.

The Company has filed a motion for (a) a new trial on all or part of the issues; (b) an amendment of findings; and (c) an amendment of judgment pursuant to C.R.C.P. Rule 58(a). As of the date of this report, the court has not ruled on this motion.

The Company filed a Notice of Appeal with the Colorado Court of Appeals on January 7, 2011. The outcome of the appeal process is not certain; however, Company legal counsel advised that it appears that the appeal has merit. Should the appeal process not allow for the case to be remanded for the purposes of trial, and should the court rule for attorney fees for Mr. Hennis, the estimate of potential loss would increase to approximately $400,000.

Other Legal Matters

On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. Management of the Company believes that this lawsuit is without merit and has filed a Motion for Change of Venue with the court. On January 15, 2010, the Court denied the Company’s Motion to Change Venue. On February 11, 2010 the Company filed a Request to Reconsider Motion to Change Venue. The motion to change venue was denied. In July 2010 the Company filed a motion to dismiss and filed a reply to the plaintiff’s response to the motion to dismiss on August 25, 2010. The court has not yet ruled on the motion to dismiss. A status conference has been set by the court for February 10, 2011. The ultimate outcome of the litigation is uncertain, however, the Company has recorded an accrued liability of $67,140 related to this matter as of August 31, 2010 and as of November 30, 2010.

On December 13, 2010, the Company filed a breach of contract complaint against a neighboring mining company in Jefferson County, Colorado claiming damages of $65,000. The complaint arises from a failed agreement to rent/purchase a piece of mining equipment. Both the Company and Defendant are pursuing settlement.

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
This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three months ended November 30, 2010, as well as our future results. It consists of the following subsections:
•
“Introduction and Plan of Operation,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2011;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;
•	“Results of Operations,” which sets forth an analysis and comparison of the three months ended November 30, 2010 compared to the three months ended November 30, 2009.
•
“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our financial statements and/or because they require difficult, subjective or complex judgments by our management;

•	“Recent Accounting Pronouncements,” which summarizes recently published authoritative accounting guidance, how it might apply to us, and how it might affect our future results.

Introduction and Plan of Operation
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three months ended November 30, 2010 and compares those results to the three months ended November 30, 2009.
During the first quarter of fiscal 2011, we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult. The litigation commenced by our former president, Todd C. Hennis necessarily caused all work relating to the Gold King Mine to be suspended, including the N.I. 43-101 report which was originally expected to be completed in the spring of 2009. We have determined that we will not pursue any further involvement with the Gold King Mine.
Therefore, during the first quarter of fiscal 2011, we focused primarily on re-activation of the Pride of the West Mill, securing agreements for “custom” or “toll” milling, and seeking out new properties to explore and develop. In that regard, we were generally successful.
A key factor for re-activating the Pride of the West Mill is the disposal of tailings; that is, the material that remains after ore has been processed. Our original mill tailings disposal method was to move mill tailings (finely ground waste rock from which the valuable metals have been removed in the milling process) as a slurry, generally consisting of 15% solids and 85% water, to a closed, lined tailings pond. After the solids have settled and separated from the water, some of the process water is returned to the mill for re-use. The tailings pond is essentially a lake containing saturated mill tailings (liquid mud).
However, through the permit amendment process and working with the Division of Reclamation Mining and Safety, we have learned that this method of tailings disposal has more challenges than originally anticipated. Furthermore, the DRMS accepted the parts of the amendment regarding the following.
•	Mill building;
•	Laboratory building;
•	Ore stockpile area;
•	Leach plant building;
•	River protection dike;
•	Procedures for custom or “toll” milling.
Moving forward we will develop a “dry stack” method of tailings disposal as part of a new permit amendment.
In a Filtered Tailings or Dry Stacking system, the mill tailings are filtered (de-watered), to remove approximately 85% of the water at the mill plant itself. The resulting material is approximately 85% solids and 15% water and can be transported by belt conveyor or trucks to a disposal area where they can be placed in an environmentally contained area and handled with earth moving equipment.
Utilizing this approach for tailings disposal will remove some of the issues associated with our prior permit amendment, such as:
•	Providing improved long term geotechnical stability of the tailings disposal area;
•	Reducing concerns about potential seismic activity;
•	Greatly reduce environmental risks of contamination of ground and surface water;
•	Making overall compliance with environmental regulations much more efficient and straight forward.

We will also realize some immediate benefits from this Dry Stack approach, such as:
•	Smaller environmental footprint for tailings disposal area;
•	Smaller operating area at any one time, which is easier to manage;
•	Vastly improved management of tailing disposal operations during winter season, which is approximately 7 months of the year;
•	Facilitates the ability to use tailings for mine backfill to improve underground ore extraction efficiency and reduce need for additional tailings disposal area;
•	Conserves water use in the milling process;
•	Lower long-term environmental liability from possible failure of conventional tailings dam structures.
During the second quarter of fiscal 2011, we will be constructing revisions to our prior reclamation permit application and expect to submit a new permit amendment application which will include the revisions to the DRMS in March, 2011. We are also working with the DRMS to satisfy the MLRB’s order increase the financial warranty on the bond requirement for the Mill. We believe that this new permit amendment along with the one year extension of the mill mortgage to December 31, 2011, and given a successful arrangement with DRMS for funding the bond increase will move the business plan forward.
In 2007, our former management predicted profitability by end of calendar year 2009. Last year we predicted operational revenue to begin in November 2010. Given the events described above, and a longer than expected permit amendment process related to the mill, we are now targeting operational revenue by December 2011. However, this is subject to the Company obtaining approval of the new permit amendment application discussed above.
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
Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. We have a working capital deficit of $1,580,235 at November 30, 2010, incurred net losses of $1,387,270 and $1,164,988 for the three months ended November 30, 2010 and 2009 respectively, and have a deficit accumulated during the exploration stage of $14,428,124 for the period from February 11, 2004 (inception) through November 30, 2010. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from unrelated parties, sale of assets, and equity financing to fund our operations. These conditions (as indicated in the 2010 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about the Company’s ability to continue as a going concern.

We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our significant capital requirements for the foreseeable future include exploration commitments of $650,000 on our mining property options, payment on a $650,000 promissory note which is collateralized by the Pride of the West Mill and related accrued interest of $102,022, payment on notes payable including accrued interest to related parties totaling $306,751, re-activation expenses for the mill, and our corporate overhead expenses.
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
We are dependent upon the State of Colorado Mined Land Reclamation Board (“MLRB”), approving an amendment to the existing reclamation permit for the Company’s Pride of the West Mill (“the mill”). The amendment, if approved, would cure the current cease and desist order, which was issued in 2005, and allow the mill to become operational. The permit amendment process is lengthy and complex. In December 2010, we presented a proposed permit amendment to the MLRB. As a result, on December 30, 2010 the MLRB denied the Company’s permit amendment application. While portions of that permit amendment were approved, there remain deficiencies that require additional work. We are preparing additional material for consideration by the State of Colorado Division of Reclamation Mining and Safety (“DRMS”), and the MLRB. We expect to submit a new permit amendment application to the DRMS in March 2011. Ultimately, should the Company not be able to obtain the approval of a new permit amendment, management anticipates that the Mill will be reclaimed and liquidated.
As of November 30, 2010, we had cash of approximately $33,000, and other current assets of approximately $4,000 and current liabilities of approximately $1,618,000, resulting a working capital deficit of $1,581,000. We used cash and cash equivalents of $154,000 in operating activities for the three months ended November 30, 2010. Investing activities for the three months ended November 30, 2010 were zero. Financing activities consisted of $167,000 primarily from the issuance of convertible debt.
Results of Operations
Three Months Ended November 30, 2010 Compared to the Three Months Ended November 30, 2009
For the three months ended November 30, 2010, we incurred a net loss of approximately $1,387,000 compared to a net loss of approximately $1,165,000 for the three months ended November 30, 2009.
For the three months ended November 30, 2010 and 2009, overall mineral property and exploration costs were comparable quarter over quarter of approximately $131,000 and $108,000, respectively.
General and administrative costs were approximately $505,000 and $951,000 for the three months ended November 30, 2010 and 2009, respectively; a decrease of $446,000. The change is due to the specific reasons presented below.
Consulting expenses were $199,000 and $493,000 for the three months ended November 30, 2010 and 2009, respectively, a 60% decrease of $294,000. The vast majority of these expenses are in the form of stock based compensation and the decrease is due to reduced expenditures on public relations and corporate communications consulting.
Salaries and related payroll taxes were $102,000 and $118,000 for the three months ended November 30, 2010 and 2009, respectively; a 14% decrease of $16,000. All salaries are either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3.

Investor relations costs were $142,000 and $212,000 for the three months ended November 30, 2010 and 2009, respectively, a 33% decrease of $70,000. The decrease was due to moving the investor relations function into the corporate office, curtailing certain investor relations activities during permitting process, and consolidating support personnel.
Repairs and maintenance expenses were $11,000 and $45,000 for the three months ended November 30, 2010 and 2009, respectively, a 76% decrease of $34,000. The decrease was due to more repairs being performed by in-house personnel and more activity related to the permitting process instead of physical maintenance.
Overall professional fees increased 46%, or $36,000 from $79,000 for the three months ended November 30, 2009, to $115,000 for the same period in 2010. The increase is due to increased legal consulting related to the permit amendment application for the Pride of the West Mill, the Hennis lawsuit, and other litigation matters.
Interest expense was $1,138,000 and $28,000 for the three months ended November 30, 2010 and 2009, respectively. The increase of $1,110,000 is primarily related to the accounting treatment of convertible debt derivative liabilities.
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

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009 (the adoption of which did not have an impact on the Company’s financial statements), except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (September 1, 2011 for the Company). As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.
In June 2009, the FASB issued a new accounting standard which provides guidance that, among other things, requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance (effective for the Company on September 1, 2010), did not have an impact on the Company’s financial statements.

Item 4. Controls and Procedures.
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
Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of November 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2010 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2010.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Pride of the West Mill Proceedings
The Pride of the West Mill was (and is) the subject of a cease and desist order (“C&D”), issued by the State of Colorado Mined Land Reclamation Board in September, 2005 due to the operational deficiencies of the previous in the period 2002-2003.
In March 2008, the Colorado Division of Reclamation, Mining and Safety (“Division”), transferred the mill permit into our name, and in connection therewith, we posted a bond in the amount of $318,154 with the Division in the form of a letter of credit. We have recorded an estimated asset retirement obligation of $623,270 in connection with our estimated future reclamation costs.
As a result of our activities in the summer of 2009 which we believed were in compliance with our permit and Cease & Desist Order, by letter dated October 8, 2009, the Division notified the Company of its “Reason to Believe a Violation Exists,” “Scheduling of Board Hearing,” “Revocation of Permit,” and “Forfeiture of Financial Warranty,” regarding the permit for the Pride of west Mill.
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
On December 16, 2010, the Company presented proposed final solutions for permit amendment to the MLRB. While portions of that permit amendment were deemed acceptable, the MLRB did not approve the permit amendment. Furthermore, the MLRB ordered that the financial warranty be increased by $196,476 by February 4, 2011. The Company is preparing additional material for consideration by the DRMS, and the MLRB, as well as alternatives for satisfying the ordered increase in financial warranty.
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

Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2010 and November 30, 2010. The Company has filed a motion for (a) a new trial on all or part of the issues; (b) an amendment of findings; and (c) an amendment of judgment pursuant to C.R.C.P. Rule 58(a). As of the date of this report, the court has not ruled on this motion.
The Company filed a Notice of Appeal with the Colorado Court of Appeals on January 7, 2011. The outcome of the appeal process is not certain; however, Company legal counsel advised that it appears that the appeal has merit. Should the appeal process not allow for the case to be remanded for the purposes of trial, and should the court rule for attorney fees for Mr. Hennis, the estimate of potential loss would increase to approximately $400,000.
Former Law Firm Litigation
On March 2, 2009 the Company’s former legal counsel, Jackson Kelly PLLC, filed a Complaint in District Court, Denver, Colorado, claiming breach of contract of the promissory note executed by the Company October 2, 2008. On October 16, 2009, the Court granted a Motion for Summary Judgment against the Company in the amount of $138,005 plus interest at 6.25% until satisfied. The promissory note has been purchased by an unrelated third-party in individual transactions of $25,000. The promissory note was fully paid in full satisfaction of the promissory note and judgment during the three months ended November 30, 2010.
Other Legal Matters
On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. We believe that this lawsuit is without merit and have filed a Motion for Change of Venue with the court. On January 15, 2010, the Court denied our Motion to Change Venue. On February 11, 2010 we filed a Request to Reconsider Motion to Change Venue. The motion to change venue was denied. In July 2010 the Company filed a motion to dismiss and filed a reply to the plaintiff’s response to the motion to dismiss on August 25, 2010. The court has not yet ruled on the motion to dismiss. The court has scheduled a telephonic status conference for February 10, 2011. The ultimate outcome of the litigation is uncertain, however, the Company has accrued $67,140 related to this matter as of August 31, 2010 and November 30, 2010.
On December 13, 2010, the Company filed a breach of contract complaint in Jefferson County, Colorado claiming damages of $65,000. The complaint arises from a failed agreement to rent/purchase a price of mobile mining equipment. Both the Company and Defendant are pursuing settlement.
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

Item 1A. Risk Factors.
A description of some of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
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
Our Operations are Subject to Permitting Requirements Which Could Require Us to Delay, Suspend or Terminate Our Operation.
Our operations, including our planned re-activation of the Pride of the West Mill, require permits from the state and federal governments. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for re-activating the Pride of the West Mill will be adversely affected. Furthermore, we cannot generate any income from the Mill until such time as we (i) cure the deficiencies contained in the cease and desist order, (ii) obtain approval from the State of Colorado Mined Land Reclamation Board of a comprehensive permit amendment, and (iii) refurbish it to operational status.
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

In addition to the other information provided in this Form 10-Q, you should carefully consider the risk factors contained in our Annual Report on Form 10-K, which may be accessed at:
http://www.sec.gov/Archives/edgar/data/1344394/000095012310107458/c08801e10vk.htm when evaluating our business before purchasing our common stock. Our exploration activities are highly risky and speculative; accordingly, an investment in our common stock shares involves a high degree of risk. You should not invest in our common stock if you cannot afford to lose your entire investment. In considering an investment in our common shares, you should carefully consider all of the other information contained in our filings with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits and Financial Statement Schedules
Exhibit Index

Exhibit Number	Description
2
Articles of Merger between Colorado Goldfields Inc. (surviving entity) and Garpa Resources, Inc., effective June 18, 2007. Filed with Form 8-K dated June 20, 2007, and incorporated herein by reference.

3.1	Amended and Restated Bylaws filed as Exhibit 3.1 to Form 8-K dated September 4, 2008 and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation as Exhibit A to Schedule 14C dated November 4, 2010 and incorporated herein by reference.

10.1	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.2	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.3	Form RW filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

10.4	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on April 3, 2009 and incorporated herein by reference.

10.5	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on June 26, 2009 and incorporated herein by reference.

10.6	Employment Agreement of C. Stephen Guyer dated July 1, 2009. Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2009, and incorporated herein by reference.

10.7	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.

10.8	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.

10.9
Mining Lease Agreement between Colorado Goldfields Inc. and Larry H. Killian dated September 18, 2009. Filed as Exhibit 10.1 to Form 8-K filed on September 23, 2009 and incorporated herein by reference.

10.10
Mining Lease Agreement between Colorado Goldfields Inc. and Frank J. Montonati and Don Laeding dated September 30, 2009. Filed as Exhibit 10.1 to Form 8-K filed on October 6, 2009 and incorporated herein by reference.

10.11	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on December 21, 2009 and incorporated herein by reference.

10.12	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on April 23, 2010 and incorporated herein by reference.

10.13	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

Exhibit Number	Description
10.14	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer,*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Goldfields Inc.
By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer
January 13, 2011

CERTIFICATIONS