Form 10-Q
period 2011-02-28
COLORADO GOLDFIELDS INC.
filed 2011-04-08
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011

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
APPLICABLE ONLY TO CORPORATE ISSURERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 7, 2011
Class A Common Stock, $0.001 Par Value	3,984,709,371
Class B Common Stock (Restricted), $0.001 Par Value	490,371,533

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	February 28,
	2011	August 31,
	(unaudited)	2010

ASSETS
Current Assets
Cash	$41,099	$20,019
Prepaid expenses and other	88,461	18,459

Total Current Assets	129,560	38,478

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,641,012	1,660,015
Mining rights (Note 4)	212,639	280,556
Restricted cash (Note 3)	318,816	318,154
Deferred financing costs	29,571	13,206
Other	11,520	11,520

Total Non-Current Assets	2,213,558	2,283,451

Total Assets	$2,343,118	$2,321,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$240,190	$317,149
Accrued liabilities	679,839	507,140
Convertible debt, less unamortized discount of $296,250 and $126,238, respectively (Note 7)	97,100	23,762
Derivative liabilities (Note 8)	535,029	140,284
Notes payable, including accrued interest — related parties (Note 5)	282,497	280,600
Promissory note payable, including accrued interest (Note 6)	—	75,754
Mortgage notes payable, including accrued interest (Note 3)	668,296	807,896

Total Current Liabilities	2,502,951	2,152,585

Non-Current Liabilities
Notes payable, including accrued interest — related parties (Note 5)	28,777	31,979
Asset retirement obligation	634,170	612,550

Total Non-Current Liabilities	662,947	644,529

Total Liabilities	3,165,898	2,797,114

Contingencies and Commitments

Stockholders’ Deficit (Note 9)
Class A common stock, 5,000,000,000 shares authorized, $0.001 par value; 3,464,409,147 and 1,773,286,964 issued and outstanding, respectively	3,406,148	1,715,026

Class B common stock, 500,000,000 shares authorized, $0.001 par value; 490,371,533 and 40,744,353 shares issued and outstanding, respectively	—	—

Additional paid in capital	11,553,133	10,821,393
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(15,811,311)	(13,040,854)

Total Stockholders’ Deficit	(822,780)	(475,185)

Total Liabilities and Stockholders’ Deficit	$2,343,118	$2,321,929

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Accumulated
					from February 11,
	For the Three	For the Three	For the Six	For the Six	2004 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	February 28, 2011

Revenue	$—	$—			$—

Operating expenses

Donated rent	—	—		—	9,750
Donated services	—	—		—	19,500
General and administrative	671,884	360,674	1,177,066	1,311,598	10,858,642
Mineral property and exploration costs	119,320	80,671	250,208	188,713	2,136,154
Professional fees	56,305	78,537	171,247	157,609	1,332,709

Total operating expenses	(847,509)	(519,882)	(1,598,521)	(1,657,920)	(14,356,755)

Other income (expense)
Other income	—	12,000	—	12,000	80,822
Interest income	196	135	460	1,512	33,594
(Loss) gain on derivative liabilities	(211,574)	—	289,856	—	300,645
Interest expense	(324,300)	(27,028)	(1,462,252)	(55,355)	(1,869,617)

Total other expense	(535,678)	(14,893)	(1,171,936)	(41,843)	(1,454,556)

Net Loss	$(1,383,187)	$(534,775)	$(2,770,457)	$(1,699,763)	$(15,811,311)

Net Loss Per Common Share — Basic and Diluted	*	*	*	*

Weighted Average Number of Common Shares Outstanding	2,962,077,905	1,043,888,000	2,576,744,359	911,417,390

*	Amount is less than $(0.01) per share.
The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Six	For the Six	February 11, 2004
	Months Ended	Months Ended	(Date of Inception) to
	February 28, 2011	February 28, 2010	February 28, 2011

Cash Flows Used in Operating Activities:

Net loss	$(2,770,457)	$(1,699,763)	$(15,811,311)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	—	—	29,250
Amortization of debt discount and deferred financing costs	1,391,435	—	1,480,202
Depreciation and amortization	19,003	19,228	117,428
Gain on derivative liabilities	(289,856)	—	(300,645)
Impairment of mining rights	67,917	59,028	194,861
Stock issued for services	967,669	1,111,521	8,010,993
Stock-based compensation — options	—	—	899,303
Accrued interest on debt	55,484	50,085	258,380
Accretion expense on asset retirement obligation	21,620	20,175	134,170
Gain on sale of property, plant and equipment	—	—	(52,955)
Change in operating assets and liabilities:
Increase in restricted cash	(662)	—	(318,816)
Increase in prepaid expenses and other	(5,351)	(875)	(5,351)
Increase in accounts payable	155,613	279,038	1,324,648
Increase (decrease) in accrued liabilities	168,466	(1,748)	675,605
Increase in other assets	—	—	(11,520)

Net cash used in operating activities	(219,119)	(163,311)	(3,375,758)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	—	—	159,500
Acquisition of property, plant and equipment	—	—	(717,736)

Net cash used in investing activities	—	—	(558,236)

Cash Flows from Financing Acitvities:
Advances received	—	—	405,733
Repayment of advances	—	—	(405,733)
Proceeds from notes from related parties	—	162,900	581,452
Repayment of advances from related party	(10,544)	—	(20,596)
Proceeds from note payable	—	—	100,000
Repayment of notes payable	(261,337)	—	(436,337)
Proceeds from issuance of convertible debt	568,977	—	768,977
Loan acquisition costs	(56,897)	—	(76,897)
Net proceeds from issuance of common stock	—	—	3,058,494

Net cash provided by financing activities	240,199	162,900	3,975,093

Increase in cash	21,080	(411)	41,099

Cash — Beginning of Period	20,019	559	—

Cash — End of Period	$41,099	$148	$41,099

Supplemental Disclosures:
Interest paid	$15,334	$—	$93,656
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable for debt	$28,661	$—	$163,955
Issuance of common stock to satisfy accounts payable	$203,910	$220,922	$917,753
Issuance of common stock for prepaid expenses	$114,510	$62,000	$451,949
Issuance of common stock for mining rights	$—	407,500	$407,500
Exchange of convertible debt for common shares	$1,186,632	$—	$1,293,768
Exchange of property, plant and equipment for accounts payable	$—	$—	$2,750
Forgiveness of related party debt and accrued interest	$—	$—	$288,361

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
From February 11, 2004 (Date of Inception) to February 28, 2011

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders’
	Common Stock		Common Stock		Paid in	Donated	Exploration	(Deficit)
Number of Shares	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Equity

Balances — February 11, 2004 (Date of inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	—	—	2,500
Donated services and rent	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	51,350,000	2,500	—	—	—	4,500	(5,898)	1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	—	—	53,750
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	114,510,500	56,250	—	—	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	114,510,500	56,250	—	—	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	114,510,500	56,250	—	—	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $282,231)	11,386,180	11,386	—	—	2,990,858	—	—	3,002,244
Shares issued for services	9,829,440	9,829	—	—	859,910	—	—	869,739
Stock-based compensation — options	—	—	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	—	—	(3,721,021)	(3,721,021)

Balances — August 31, 2008	135,726,120	77,465	—	—	4,745,977	29,250	(4,098,579)	754,113
Shares issued for services	370,282,860	370,283	—	—	3,871,000	—	—	4,241,283
Issuance of common stock to satisfy accounts payable	29,389,147	29,389	—	—	340,626	—	—	370,015
Stock-based compensation — options	—	—	—	—	4,094	—	—	4,094
Stock issued to beneficial owners of Class A Common Stock	—	—	35,732,285	—	—	—	—	—
Forgiveness of related party debt and accrued interest	—	—	—	—	288,361	—	—	288,361
Net loss	—	—	—	—	—	—	(5,281,857)	(5,281,857)

Balances — August 31, 2009	535,398,127	477,137	35,732,285	—	9,250,058	29,250	(9,380,436)	376,009
Shares issued for services	921,203,109	921,203	—	—	1,029,557	—	—	1,950,760
Issuance of common stock to satisfy accounts payable	144,810,731	144,811	—	—	199,017	—	—	343,828
Shares issued for mining rights	125,000,000	125,000	—	—	282,500	—	—	407,500
Shares issued for convertible debt	46,874,997	46,875	—	—	60,261	—	—	107,136
Stock issued to beneficial owners of Class A Common Stock	—	—	5,012,068	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,660,418)	(3,660,418)

Balances — August 31, 2010	1,773,286,964	$1,715,026	40,744,353	$—	$10,821,393	$29,250	$(13,040,854)	$(475,185)
Shares issued for services (Note 9)	922,108,888	922,109	—	—	109,641	—	—	1,031,750
Issuance of common stock to satisfy accounts payable (Note 9)	167,577,212	167,577	—	—	36,333	—	—	203,910
Shares issued for convertible debt (Note 9)	601,436,083	601,436	—	—	585,196	—	—	1,186,632
Stock issued to officers (Note 9)	—	—	449,623,244	—	—	—	—	—
Class B warrants exercised and shares issued	—	—	3,936	—	570	—	—	570
Net loss	—	—	—	—	—	—	(2,770,457)	(2,770,457)

Balances — February 28, 2011 (unaudited)	3,464,409,147	$3,406,148	490,371,533	$—	$11,553,133	$29,250	$(15,811,311)	$(822,780)

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Notes to the Unaudited Financial Statements
February 28, 2011
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

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $2,373,391 at February 28, 2011, incurred net losses of $1,383,187 and $2,770,457 for the three and six months ended February 28, 2011, respectively, and has incurred a deficit accumulated during the exploration stage of $15,811,311 for the period from February 11, 2004 (inception) through February 28, 2011. Accordingly, it has not generated cash flows from operations and has primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations.

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

The Company is preparing additional material for consideration by the State of Colorado Division of Reclamation, Mining and Safety (“DRMS”) and the MLRB. Management expects to submit a new permit amendment application to the DRMS no later than sometime in June 2011. Ultimately, should the Company not be able to obtain the approval of a new permit amendment, management anticipates that the Mill will be reclaimed and liquidated.

The Company currently faces a severe working capital shortage and is not presently generating any revenues. The Company will need to obtain additional capital to fund its operations, continue mining exploration activities, fulfill its obligations under its mineral property lease/option agreements, and satisfy existing creditors.

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

The Company continues to explore sources of additional financing to satisfy its current operating requirements. In May 2010, the Company closed a one-year funding arrangement with an institutional investor (the “Delaware Partnership”), in which the Delaware Partnership (the “Investor”) may provide convertible debt financing in $25,000 tranches, up to $1 million. The Investor is under no obligation to fund any or all of the $1 million, and the timing of funding is solely at the discretion of the Investor. Proceeds from the financings are to pay the Company’s existing aged debt and for working capital requirements. Through February 28, 2011, the Company has received $653,978 ($503,978 during the six months ended February 28, 2011) under this facility (Note 7), of which $151,989 was used to pay off a promissory note payable and accrued interest (Note 6) and $175,000 was used to pay down the mortgage payable (Note 3). During the six months ended February 28, 2011, the Company also entered into two $32,500 funding arrangements with a group of New York private investors in the form of convertible notes, which mature in June and August 2011 (Note 7).

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
Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at February 28, 2011 and the results of operations and cash flows of the Company for the three and six months ended February 28, 2011 and 2010, respectively. Operating results for the three and six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2010.

Basic and Diluted Net Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the six months ended February 28, 2011 and 2010, the Company issued Class B Common Stock, which are not publicly traded shares. The Class B Common Stock share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three and six months ended February 28, 2011 and 2010, the effect of the conversion of outstanding options, warrants and debt and Class B common shares would have been anti-dilutive.

The following table represents the potential dilutive securities excluded from the calculation of diluted loss per share.

	February 28, 2011	February 28, 2010
Class B Common Stock	490,371,533	40,593,979
Class B warrants	—	40,593,979
Convertible debt	634,604,708	—
Mining Rights

The Company has determined that its mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are contractually limited by time. However, the Company has the ability to extend the leases (Note 4). For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the three months ended February 28, 2011 and 2010, the Company recorded impairment charges of $33,958 and $33,957, respectively and $67,917 and $59,028 during the six months ended February 28, 2011 and 2010, respectively.

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

As of February 28, 2011, the Company had the following financial assets and liabilities which are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash (time deposits)	—	$318,816	—
Derivative liabilities	—	$535,029	—

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

On June 29, 2007, the Company acquired the Mill located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property and bears interest at 12% per year. All unpaid principal was originally due June 29, 2009. The due date on the mortgage was extended and is currently due in full on December 31, 2011. During the six months ended February 28, 2011, $175,000 of the mortgage was paid though the issuance of convertible notes (See Note 7).

Interest expense for the three months ended February 28, 2011 and 2010 was $16,274 and $19,233, respectively, and was $35,400 and $39,107 for the six months ended February 28, 2011 and 2010, respectively.

In connection with the acquisition of the Mill, the Company was obligated to replace a financial warranty that the seller had provided to the DRMS. In December 2007, the Company replaced the financial warranty by purchasing a certificate of deposit, which is restricted, to secure an irrevocable standby letter of credit (the “LOC”) totaling $318,816, with a financial institution. The LOC is used to secure possible future payment requests made by the State of Colorado. In October 2009, the DRMS notified the Company of a potential $196,476 increase in the financial warranty. On February 23, 2011, the Company entered in to a joint stipulation with the DRMS that provides for the payment of the increase in the financial warranty in four equal monthly installments of $49,119 beginning in March 2011. On March 9, 2011, the Company paid the first installment, and on April 1, 2011 the second was paid. The additional funds will be held as a restricted cash deposit by the State of Colorado.

Property, plant and equipment consist of the following as of February 28, 2011 and August 31, 2010:

	February 28, 2011	August 31, 2010
Computer equipment	$2,118	$2,118
Mine and drilling equipment	111,250	111,250
Mobile mining equipment	61,519	61,519
Land and mill	1,567,176	1,567,176

	1,742,063	1,742,063
Less accumulated depreciation	(101,051)	(82,048)

	$1,641,012	$1,660,015

Depreciation expense was $9,491 and $19,003 for the three and six months ended February 28, 2011, respectively and $9,614 and $19,228 for the three and six months ended February 28, 2010, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the of the Company’s property, plant and equipment has not yet been placed in service.

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

The Company received notice of default of the option agreement on March 16, 2009 when the Company did not make the payment due on March 15, 2009. The Company does not dispute the technical default. The option agreement is the subject of current litigation in San Juan County, Colorado and the Colorado Court of Appeals (see Note 10).

5.	Notes payable — related parties

As of February 28, 2011, the Company has notes payable, including accrued interest, to related parties of $84,004 and $227,270 with its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The funds received in exchange for the notes have primarily been used by the Company to finance working capital requirements. During the year ended August 31, 2010 and the six months ended February 28, 2011, the Company entered into amended note agreements with its CEO and CFO to extend certain of the due dates on the Notes. The notes outstanding at February 28, 2011 are due at varying dates between July 25, 2011 and April 30, 2012. None of the promissory notes are currently in default. During the three and six months ended February 28, 2011, the Company recorded interest expense of $4,523 and $9,240, respectively, and $4,033 and $6,783 was recorded during the three and six months ended February 28, 2010, respectively, relating to the Notes.

6.	Promissory note payable

On October 2, 2008, the Company executed an unsecured promissory note with one of its vendors for services rendered totaling $135,294. The promissory note bears interest at 6.25% per annum and the principal and interest were due on December 19, 2008. The promissory note was in default and a Motion for Summary Judgment had been granted. During the six months ended February 28, 2011, the promissory note and judgment were paid in full ($76,989 principal and accrued interest.) The Company made this payment with funds raised through the issuance of convertible notes (Note 7). The Company recorded interest expense of $1,235 for the six months ended February 28, 2011 and $2,085 and $4,195 for the three and six months ended February 28, 2010, respectively.

7.	Convertible notes
Delaware Partnership Investor

During the six months ended February 28, 2010, the Company issued ten convertible notes under multiple funding arrangements with a Delaware Partnership Investor, totaling $503,978, which bear interest at 6.25% per annum and mature at various dates between November 2, 2011 and February 18, 2012. The notes are convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount in the amount of $503,978 related to the conversion features on the notes. During the six months ended February 28, 2011, $301,941 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). During the six months ended February 28, 2011 the Company recorded $92,001 of debt discount amortization and the carrying value of the notes was $56,105 (net of unamortized discounts of $245,936) as of February 28, 2011. The terms of the agreement require the Company to, at all times, have authorized and reserved a sufficient number of shares to provide for full conversion of the outstanding notes, 479,427,968 shares at February 28, 2011.

Subsequent to February 28, 2011, the Delaware Partnership Investor converted an additional $100,229 of the convertible notes into Class A common stock, and the Company has entered into an additional convertible note in the amount of $100,000, which bears interest at 6.25% per annum and matures one year from issuance. This note is convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 60% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company.

New York Private Investors

During the six months ended February 28, 2011 the Company issued two $32,500 convertible notes under funding arrangements with a group of New York Private Investors, which bear interest at 8% per annum and mature on June 20, 2011 and August 17, 2011, respectively. The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 58% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. During the six months ended February 28, 2011, $50,000 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). The Company recorded a debt discount of $63,574 relating to the conversion features of the notes. For the six months ended February 28, 2011, the Company recorded debt discount amortization of $62,372 and the carrying value of the notes as of February 28, 2011 was $32,593 (net of unamortized discounts of $32,407). The terms of the agreement require the Company to, at all times, have authorized and reserved five times the number of shares that are actually issuable upon full conversion of the outstanding notes 1,085,227,856 at February 28, 2011, and 1,113,227,856 shares at April 6, 2011.

Subsequent to February 28, 2011, the Company issued a $60,000 convertible note under funding arrangements with these New York Private Investors, which bear interest at 8% per annum and mature on December 7, 2011. The terms of the agreement require the Company to, at all times, have authorized and reserved five times the number of shares that are actually issuable upon full conversion of the outstanding notes (1,113,227,856 shares at April 6, 2011). The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 58% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. Subsequent to February 28, 2011, the New York Private Investors converted $33,800 of the convertible notes into Class A common stock.

Conversion of accounts payable

During the six months ended February 28, 2011, the Company entered into an agreement with a vendor whereby the balance owed to the vendor for past services of $28,661 was exchanged for a convertible promissory note bearing interest at 6.5% per annum. The Company is required to make monthly payments under the terms of the note; however, the note holder has the right at its election to convert all or part of the outstanding principal and interest into the Company’s Class A common stock at a conversion rate of 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $27,550 relating to the conversion feature of the note. For the six months ended February 28, 2011, the Company recorded debt discount amortization of $9,643 and the carrying value of the note as of February 28, 2011 was $8,402 (net of amortized discount of $17,907).

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

The Company uses a valuation pricing model to calculate the fair value of its derivative liabilities. Key assumptions used to apply this model were as follows:

	Six months ended	Year ended
	February 28, 2011	August 31, 2010
Expected term	2 to 12 months	7 1/2 to 12 months
Volatility	157% - 766%	139% - 166%
Risk-free interest rate	0.11 - 0.27%	0.19 - 0.38%
Dividend yield	0%	0%
The following table represents the Company’s derivative liability activity for the embedded conversion features for the six months ended February 28, 2011:

Balance at September 1, 2010	$140,284
Issuance of derivative liabilities	1,523,915
Derecognition of derivative liabilities related to conversion of convertible debt	(829,321)
Derecognition of derivative liabilities related to paydown of convertible debt	(9,993)
Gain on derivative liabilities	(289,856)

Balance at February 28, 2011	$535,029

9.	Stockholders’ Equity
Class A Common Stock

During the six months ended February 28, 2011, the stockholders of the Company and the Board of Directors approved an amendment to the articles of incorporation of the Company to establish and fix the number of authorized shares of Class A Common Stock that the Company can have outstanding at five billion (5,000,000,000).

On March 9, 2011, the stockholders of the Company and the Board of Directors approved an amendment to the articles of incorporation of the Company to establish and fix the number of authorized shares of Class A Common Stock that the Company can have outstanding at fifteen billion (15,000,000,000).

During the six months ended February 28, 2011, the Company issued 175,000,000 shares of restricted Class A Common Stock to a consultant for corporate communications services valued at $0.0008 to $0.0022 (the quoted market prices as of the date of the issuances) per share which resulted in $215,000 being recorded as expense. During the six months ended February 28, 2011, the Company converted debt and derecognized derivative liabilities totaling $1,186,632 into 601,436,083 shares of restricted Class A Common Stock.

As of February 28, 2011, the Company is authorized to grant up to 1,865,000,000 shares under the 2008 Consultants Plan, of which 1,611,566,443 shares have been issued as of February 28, 2011. During the six months ended February 28, 2010, 772,360,900 shares of Class A Common Stock were issued to consultants for services rendered valued at $0.0008 to $0.0024 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $594,390 being recorded as expense, $190,038 recorded as a reduction in accounts payable, and $113,940 being recorded as prepaid expense. During the six months ended February 28, 2011 the Company recorded expense of $49,859 for prepaid services previously issued in shares that have been earned during the period.

As of February 28, 2011, the Company is authorized to grant up to 1,110,800,000 shares under the 2008 Employee Plan, of which 493,000,733 have been issued as of February 28, 2011. During the six months ended February 28, 2011, 142,325,200 shares of Class A Common Stock were issued to employees for services rendered valued at $0.0007 to $0.0021 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $108,420 being recorded as expense and $13,872 recorded as a reduction in accounts payable.

Class B Common Stock

In February 2009, the Company authorized a new series of common stock designated as Class B Common Stock with $0.001 Par Value. Class B Common Stock is not convertible, has no preference over Class A Common Stock and shares equally in dividends with Class A Common Stock. The total number of authorized Class B Common Stock is 500,000,000 shares, and each share of Class B common stock is entitled to two votes.

On February 27, 2009, the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance at an exercise price of $0.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Series A common stockholders to receive Class B Securities, certain conditions must be met. As of February 28, 2011, 40,744,353 (out of a potential of 50,376,756) Class B Securities have been issued under this corporate action.

The pay date of any future issuances of Class B Securities is uncertain. On March 9, 2010, the Board of Directors extended the date of the Class B Warrants to February 27, 2011; therefore all warrants not exercised have expired. All other terms of the Class B Warrants remain the same.

During the six months ended February 28, 2011, 449,623,244 shares of restricted Class B Common Stock were issued to the Chief Executive Officer and Chief Financial Officer in exchange for their foregoing any further issuances of Class A Common Stock for a period of one year. Also, during the six months ended February 28, 2011, 1,141 Class B warrants were exercised resulting in the issuance of 1,141 shares of Class B Common Stock. Cash proceeds of $570 were received subsequent to February 28, 2011 in exchange for these warrant exercises. An additional 2,795 shares of Class B Common Stock were issued pursuant to the 2009 corporate action. In October 2010, the Board of Directors amended the voting rights of Class B shares. Each Class B share is now entitled to 100 votes.

Common Stock Transactions Subsequent to February 28, 2011

Subsequent to February 28, 2011, the Company issued 201,903,700 shares of its Class A Common Stock to consultants and advisors for services, valued at approximately $144,713 under the 2008 Consultants Plan. The Company also has issued 15,061,600 shares of its Class A Common Stock to employees and directors for services, valued at approximately $13,555 under the 2008 Employee Plan, and 303,334,924 shares of restricted Class A Common Stock pursuant to the conversion of debt.

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

Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2010 and February 28, 2011. On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of February 28, 2011.

The Company has filed a motion for (a) a new trial on all or part of the issues; (b) an amendment of findings; and (c) an amendment of judgment pursuant to C.R.C.P. Rule 58(a). On March 25, 2011, the court evoked C.R.C.P. 59(j) and denied the post trial motions by not ruling on them.

The Company filed a Notice of Appeal with the Colorado Court of Appeals on January 7, 2011. The outcome of the appeal process is not certain; however, Company legal counsel advised that it appears that the appeal has merit. On March 29, 2011 the Colorado Court of Appeals served the notice of filing the record, and set the brief due date as May 9, 2011. The Company is considering amending the appeal to add the attorney fees order, and request time to supplement the record with the relevant motions and orders on fees.

Other Legal Matters

On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. Management of the Company believes that this lawsuit is without merit and has filed a Motion for Change of Venue with the court. On January 15, 2010, the Court denied the Company’s Motion to Change Venue. On February 11, 2010 the Company filed a Request to Reconsider Motion to Change Venue. The motion to change venue was denied. In July 2010 the Company filed a motion to dismiss and filed a reply to the plaintiff’s response to the motion to dismiss on August 25, 2010. On March 4, 2011, the court denied the Company’s motion to dismiss and set a deadline of April 1, 2011 for the Company to file an answer to the original complaint. The Company filed its answer on April 1, 2011, including a counter-claim for approximately $32,860. The ultimate outcome of the litigation is uncertain, however, the Company has recorded an accrued liability of $67,140 related to this matter as of August 31, 2010 and as of February 28, 2011.

On December 13, 2010, the Company filed a breach of contract complaint against a neighboring mining company in Jefferson County, Colorado claiming damages of $65,000. The complaint arises from a failed agreement to rent/purchase a piece of mining equipment. On February 11, 2011, the Company and defendant entered into a settlement agreement that provides for an immediate payment to the Company of $12,000; and, 2) on the last business day of each of the next five consecutive months following this first payment, the defendant is to deliver payment to the Company in the amount of $2,000 per month.

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
This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and six months ended February 28, 2011, as well as our future results. It consists of the following subsections:
•
“Introduction and Plan of Operation,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2011;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities;
•	“Change in Quotation Venue,” which discusses the recent change in Class A Common Stock quotation from the FINRA operated OTCBB to the OTCQB, operated by OTC Markets Inc.;
•
“Results of Operations,” which sets forth an analysis and comparison of the three months ended February 28, 2011 compared to the three months ended February 28, 2010, and the six months ended February 28, 2011 compared to the six months ended February 28, 2010.

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
Introduction and Plan of Operation
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three and six months ended February 28, 2011 and compares those results to the three and six months ended February 28, 2010.
During the second quarter of fiscal 2011, we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult. The litigation commenced by our former president, Todd C. Hennis has necessarily caused all work relating to the Gold King Mine to be suspended, including the N.I. 43-101 report which was originally expected to be completed in the spring of 2009. We have determined that we will not pursue any further involvement with the Gold King Mine. Furthermore, the Hennis litigation caused significant disruption to our progressive activities during the quarter.

Therefore, during the second quarter of fiscal 2011, we focused primarily on re-activation of the Pride of the West Mill, securing agreements for “custom” or “toll” milling, and seeking out new properties to explore and develop.
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
Moving forward we will develop a “dry stack” method of tailings disposal as part of a new permit amendment (“AM-03”).
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
During the second quarter of fiscal 2011, we began constructing revisions to our prior reclamation permit amendment application. On March 25, 2011 the Company filed the first component of its dry stacking permit with the Colorado Division of Reclamation, Mining and Safety (“DRMS”). Technical Revision 11 (TR-11) is the foundation of the process that will bring the Pride of the West Mill (the “Mill”) into operation under the new dry stacking approach.

The complete permitting process for the dry stacking operation of the Mill, is formed from three parts: 1) Closure of the old tailings ponds, thereby removing any lingering issues with that part of he site, 2) Geotechnical, seismic and other analysis of the dry stack land site, 3) Incorporation of that analysis into Amendment Number 3 (“AM-03”) to be presented to the DRMS. This first filing ensures that the project will move forward as rapidly and efficiently as possible.
TR-11 consists of 8 work tasks that will commence immediately upon approval from the DRMS. Approval could come very quickly since no hearing before the State of Colorado Minded Land Reclamation Board (“MLRB”) is required.
The 8 tasks within TR-11 will address the closure of six test pits and two geotechnical drill holes located within the Upper and Lower Tailings Pond areas of the site and the relocation and final disposition of certain Waste Rock, initiates the final reclamation of the Mill Drain Pond, the Upper Tailings Pond and the Lower Tailings Pond. These were the major problem areas in the December 2010 permit amendment, and now are removed from the scope of the permit.
The work described in TR-11 is important in several respects. First, it will help ensure that the Mill is in compliance with applicable laws and regulations. It also will provide increased protection of public health and the environment through:
•	Proper closure of the test wells and pits will prevent cross-contamination of ground water resources.
•	Relocation of the Mine Dump Rock above any potential ground water levels will protect background ground water quality from degradation from leaching from the Mine Dump Rock.
•
Capping and re-vegetation of the Upper and Lower Tailings Ponds and the mill drain pond area will reduce fugitive dust emissions. Further, it will reduce leaching of residual metals contained in mill tailings from oxygenated rain and snowmelt water sources. This will result in a reduction of metals loading to ground water resources.

On February 4, 2011, we reached an agreement with the DRMS to extend the time required to fully fund a $196,000 increase to our financial warranty from February 2011 to June 2011. The financial warranty is in effect a surety bond that serves to guarantee the ultimate reclamation of the site. The joint stipulation between us and the DRMS calls for four payments of approximately $49,000 beginning in March 2011 and ending in June 2011. We will have posted a total financial warranty of $515,130 by June 2011. We have successfully identified the funding source for the required payments, which will place us in compliance with the financial warranty increase requirements.
As of April 1, 2011, we have made two of the four specified payments, and the second payment being made 10 days early. The total amount of financial warranty held by the Board is now $416,892.
We believe that this new permit amendment along with the one year extension of the mill mortgage to December 31, 2011, and the successful arrangement with DRMS for funding the bond increase will move the business plan forward.
Weather conditions in San Juan County, Colorado vary by season. During the winter season our activities are concentrated on analysis, planning, and development of properties in more temperate climates. Surface drilling and property exploration in San Juan County can reasonably take place between May and late October. Of course underground operations continue year-round.
Our plan of operation for fiscal 2011 is to continue seeking funding for our operations and mining exploration program, complete all necessary permitting requirements, bring the Mill into operation, and commence custom/toll milling of ore from the companies that have entered into preliminary purchase orders with us.

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
Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. We have a working capital deficit of $2,373,391 at February 28, 2011, incurred net losses of $1,383,187 and $2,770,457 for the three and six months ended February 28, 2011 respectively, and have a deficit accumulated during the exploration stage of $15,811,311 for the period from February 11, 2004 (inception) through February 28, 2011. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from unrelated parties, sale of assets, and equity financing to fund our operations. These conditions (as indicated in the 2010 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about our ability to continue as a going concern.
We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our significant capital requirements for the foreseeable future include exploration commitments of $650,000 on our mining property options (to be performed over the 24 months), payment on a $668,296 promissory note which is collateralized by the Mill (due December 31, 2011), payment on notes payable including accrued interest to related parties totaling $311,274, re-activation expenses for the mill, and our corporate overhead expenses.
We are actively seeking additional equity or debt financing, and have secured two sources funding. However, there can be no assurance that the total funds required during the next twelve months or thereafter will be available from external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. All of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing.
We are dependent upon the MLRB, approving an amendment to the existing reclamation permit for the Mill. The amendment, if approved, would cure the current cease and desist order, which was issued in 2005, and allow the Mill to become operational. The permit amendment process is lengthy and complex. In December 2010, we presented a proposed permit amendment to the MLRB. As a result, on December 30, 2010 the MLRB denied the Company’s permit amendment application. While portions of that permit amendment were approved, there remain deficiencies that require additional work. We are preparing additional material for consideration by the State of DRMS and the MLRB. On March 25, 2011 the Company filed the first component of a new dry stacking approach permit with the DRMS. Technical Revision 11 (TR-11) is the foundation of the process that is to bring the Mill into operation under the new dry stacking approach.
Ultimately, should the Company not be able to obtain the approval of a new permit amendment, management anticipates that the Mill will be reclaimed and liquidated.

As of February 28, 2011, we had cash of approximately $41,000, other current assets of approximately $88,000 and current liabilities of approximately $2,503,000, resulting in a working capital deficit of approximately $2,374,000. We used cash and cash equivalents of $219,000 in operating activities for the six months ended February 28, 2011. Investing activities for the three months ended February 28, 2011 were zero. Financing activities consisted of $240,000 received primarily from the issuance of convertible debt.
Change in Quotation Venue
As of February 23, 2011, our stock quotation coverage moved from the FINRA operated OTC Bulletin Board to the OTC Markets Group, Inc.’s OTCQB under the same symbol “CGFIA.”
This new comprehensive over-the-counter market tier includes the securities of over 768 SEC reporting companies and banks formerly designated as Pink Sheets stocks, in addition to the 3,050 securities that were quoted in both OTC Markets Group’s electronic inter-dealer quotation system and FINRA’s OTCBB. All securities in the new OTCQB tier are displayed on www.otcmarkets.com with an icon reading, “OTCQB — U.S. Registered.”
On February 25, 2011, shares traded on the interdealer quotation system of OTC Markets Group totaled 6.2 billion shares (representing $874 million), across 9,984 issuers. As of April 7, 2011, 10,023 issuers are traded on the OTC Markets Group platform.
The FINRA operated OTCBB, now contains approximately 20 securities which are quoted solely on this system and represent less than 0.1% of the average daily dollar volume for the entire OTC market.
The OTCQB is one of three tiers established by OTC Markets Group, Inc. together called “OTC Link,” which operates one of the world’s largest electronic interdealer quotation systems for broker-dealers. The OTC”QB” designation identifies companies that are fully reporting with the SEC, including Colorado Goldfields.
In September, 2009, the Financial Industry Regulatory Authority (FINRA), which owns and operates the Over-the-Counter Bulletin Board (OTCBB), announced that it wished to divest itself of the ownership and operation of the OTCBB and intended to sell to an independent third party the OTCBB.com web site, URL, and reservation rights, certain OTCBB.com content; and the OTCBB trademark.
Given the uncertainty of the fate of the FINRA operated OTCBB, there has been a large migration of market makers from the OTCBB quotation system to the OTC Link quotation system. According to otcmarkets.com, in the past 30 calendar days, there have been over 624 publically traded companies that have moved from being dually quoted (OTCBB and OTC Link) to being quoted exclusively on the OTC Link platform, and only 19 issuers remain exclusively quoted on the OTCBB. As of February 18, 2011, priced quotes published on OTC Link made up 95% of priced quotes in the OTC marketplace.
For further information regarding this change, see OTCBB Delistings and Rule 15c2-11: What Happened?
Results of Operations
Three Months Ended February 28, 2011 Compared to the Three Months Ended February 28, 2010
For the three months ended February 28, 2011, we incurred a net loss of approximately $1,383,000 compared to a net loss of approximately $535,000 for the three months ended February 28, 2010.
For the three months ended February 28, 2011 and 2010, overall mineral property and exploration costs increased $38,000 to $119,000 from $81,000, for the same period last year. The increase was due to increased expenses related to the permit for the Mill.
General and administrative costs were approximately $672,000 and $361,000 for the three months ended February 28, 2011 and 2010, respectively; an increase of $311,000. The increase is due to the specific reasons presented below.

Consulting expenses were $395,000 and $92,000 for the three months ended February 28, 2011 and 2010 respectively, an increase of $303,000. The vast majority of these expenses are in the form of stock based compensation and the increase is due to increased expenditures on public relations and corporate communications consulting during the lengthy DMRS permitting process.
Salaries and related payroll expenses were $96,000 and $121,000 for the three months ended February 28, 2011 and 2010, respectively; a 21% decrease of $25,000. All salaries are either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3.
Investor relations costs were $80,000 and $27,000 for the three months ended February 28, 2011 and 2010, respectively, a 66% an increase of $53,000. The increase was due to increased investor relations functions, increased media presence, and re-designing corporate communications material.
Overall professional fees decreased 29%, or $23,000 from $79,000 for the three months ended February 28, 2010, to $56,000 for the same period in 2011. The decrease is due to decreased legal consulting related to the permit amendment application for the Mill, the Hennis lawsuit, and other litigation matters.
Interest expense was $324,000 and $27,000 for the three months ended February 28, 2011 and 2010, respectively. The increase of $297,000 is primarily related to the required accounting treatment of convertible debt derivative liabilities.
Six Months Ended February 28, 2011 Compared to the Six Months Ended February 28, 2010
For the six months ended February 28, 2011, we incurred a net loss of approximately $2,770,000 compared to a net loss of approximately $1,700,000 for the six months ended February 28, 2010. The $1,070,000 increase in net loss is primarily due to the accounting treat of convertible debt financing, which has been our primary source of funding during the periods.
For the six months ended February 28, 2011 and 2010, overall mineral property and exploration costs approximately $250,000 and $189,000, respectively. The increase of $61,000 is due to increased expenses relate to permitting the Mill.
General and administrative costs were approximately $1,177,000 and $1,312,000 for the six months ended February 28, 2011 and 2010, respectively; a decrease of $135,000. The change is due to the specific reasons presented below.
General consulting expenses were comparable at $594,000 and $584,000 for the six months ended February 28, 2011 and 2010, respectively.
Salaries and related payroll expenses were $203,000 and $263,000 for the six months ended February 28, 2011 and 2010, respectively; a 23% decrease of $60,000. All salaries are either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3. No bonuses were paid during the current period, which is primarily the reason for the decrease.
Investor relations costs were $222,000 and $240,000 for the six months ended February 28, 2011 and 2010, respectively, an 8% decrease of $18,000. The decrease was due to moving the investor relations function into the corporate office, curtailing certain investor relations activities, and consolidating support personnel.
Overall professional fees increased 8%, or $13,000 from $158,000 for the six months ended February 28, 2010, to $171,000 for the same period in 2011. The increase is due to increased legal consulting related to the permit amendment application for the Mill, the Hennis lawsuit, and other litigation matters.
Filing and transfer agent fees were $16,000 and $27,000 for the six months ended February 28, 2011 and 2010, respectively, a 41% decrease of $11,000. The decrease is due to reduced expenses associated with shareholder’s meetings, and employing more technology to that process.

Repairs and maintenance expenses decreased to $14,000 for the six months ended February 28, 2011 from $54,000 for the same period in 2010. The $40,000 decrease was due to the completion of major maintenance operations at the Mill in 2010.
Interest expense was $1,462,000 and $55,000 for the six months ended February 28, 2011 and 2010, respectively. The increase of $1,407,000 is primarily related to the required accounting treatment of convertible debt derivative liabilities.
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
Mining Rights: We have determined that its mining rights meet the definition of mineral rights and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. Mining rights are stated at cost less accumulated amortization and any impairment losses. Mining rights for which probable reserves have been established will be amortized based on actual units of production over the estimated reserves of the mines.

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
Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of February 28, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2011 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2010.
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
Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2010 and February 28, 2011. On March 25, 2011, the court awarded an additional $58,990 to Hennis for attorney’s fees, which has been recorded as an accrued liability as of February 28, 2011.
The Company has filed a motion for (a) a new trial on all or part of the issues; (b) an amendment of findings; and (c) an amendment of judgment pursuant to C.R.C.P. Rule 58(a). On March 25, 2011, the court evoked C.R.C.P. 59(j) and denied the post trial motions by not ruling on them.
The Company filed a Notice of Appeal with the Colorado Court of Appeals on January 7, 2011. The outcome of the appeal process is not certain; however, Company legal counsel advised that it appears that the appeal has merit. On March 29, 2011 the Colorado Court of Appeals served the notice of filing the record, and set the brief due date as May 9, 2011. The Company is considering amending the appeal to add the attorney fees order, and request time to supplement the record with the relevant motions and orders on fees.
Other Legal Matters
On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. Management of the Company believes that this lawsuit is without merit and has filed a Motion for Change of Venue with the court. On January 15, 2010, the Court denied the Company’s Motion to Change Venue. On February 11, 2010 the Company filed a Request to Reconsider Motion to Change Venue. The motion to change venue was denied. In July 2010 the Company filed a motion to dismiss and filed a reply to the plaintiff’s response to the motion to dismiss on August 25, 2010. On March 4, 2011, the court denied the Company’s motion to dismiss and set a deadline of April 1, 2011 for the Company to file an answer to the original complaint. The Company filed its answer on April 1, 2011, including a counter-claim for $32,860. The ultimate outcome of the litigation is uncertain, however, the Company has recorded an accrued liability of $67,140 related to this matter as of August 31, 2010 and as of February 28, 2011.
On December 13, 2010, the Company filed a breach of contract complaint against a neighboring mining company in Jefferson County, Colorado claiming damages of $65,000. The complaint arises from a failed agreement to rent/purchase a piece of mining equipment. On February 11, 2011, the Company and defendant entered into a settlement agreement that provides for an immediate payment to the Company of $12,000; and, 2) on the last business day of each of the next five consecutive months following this first payment, defendant shall deliver payment to the Company in the amount of $2,000 per month.

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

3.1	Amended and Restated Bylaws filed as Exhibit 3.1 to Form 8-K dated September 4, 2008 and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation as Exhibit A to Schedule 14C dated November 4, 2010 and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation as Exhibit A to Schedule 14C dated March 9, 2011 and incorporated herein by reference.

10.1	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.2	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.3	Form RW filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

10.4	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on April 3, 2009 and incorporated herein by reference.

10.5	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on June 26, 2009 and incorporated herein by reference.

10.6	Employment Agreement of C. Stephen Guyer dated July 1, 2009. Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2009, and incorporated herein by reference.

10.7	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.

10.8	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.

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

10.11	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on December 21, 2009 and incorporated herein by reference.

10.12	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on April 23, 2010 and incorporated herein by reference.

Exhibit
Number	Description
10.13	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

10.14	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer,*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Goldfields Inc.
By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer
April 8, 2011