Form 10-Q
period 2011-05-31
COLORADO GOLDFIELDS INC.
filed 2011-07-08
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011

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
APPLICABLE ONLY TO CORPORATE ISSURERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 7, 2011
Class A Common Stock, $0.001 Par Value	6,243,927,212
Class B Common Stock (Restricted), $0.001 Par Value	490,371,533

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	May 31,	August 31,
	2011	2010
	(unaudited)

ASSETS
Current Assets
Cash	$11,034	$20,019
Prepaid expenses and other	46,340	18,459

Total Current Assets	57,374	38,478

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,625,029	1,660,015
Mining rights (Note 4)	178,680	280,556
Restricted cash (Note 3)	466,011	318,154
Deferred financing costs	36,112	13,206
Other	11,520	11,520

Total Non-Current Assets	2,317,352	2,283,451

Total Assets	$2,374,726	$2,321,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$277,492	$317,149
Accrued liabilities	806,891	507,140
Convertible debt, less unamortized discount of $347,900 and $126,238, respectively (Note 7)	114,391	23,762
Derivative liabilities (Note 8)	775,011	140,284
Notes payable, including accrued interest — related parties (Note 5)	315,898	280,600
Promissory note payable, including accrued interest (Note 6)	—	75,754
Mortgage notes payable, including accrued interest (Note 3)	505,131	807,896

Total Current Liabilities	2,794,814	2,152,585

Non-Current Liabilities
Notes payable, including accrued interest — related parties (Note 5)	—	31,979
Asset retirement obligation	645,270	612,550

Total Non-Current Liabilities	645,270	644,529

Total Liabilities	3,440,084	2,797,114

Contingencies and Commitments

Stockholders’ Deficit (Note 9)
Class A common stock, 15,000,000,000 shares authorized, $0.001 par value; 4,752,522,250 and 1,773,286,964 issued and outstanding, respectively	4,694,261	1,715,026

Class B common stock, 500,000,000 shares authorized, $0.001 par value; 490,371,533 and 40,744,353 shares issued and outstanding, respectively	—	—

Additional paid in capital	11,552,207	10,821,393
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(17,341,076)	(13,040,854)

Total Stockholders’ Deficit	(1,065,358)	(475,185)

Total Liabilities and Stockholders’ Deficit	$2,374,726	$2,321,929

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Accumulated
					from February 11,
	For the Three	For the Three	For the Nine	For the Nine	2004 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011

Revenue	$—	$—			$—

Operating expenses

Donated rent	—	—		—	9,750
Donated services	—	—		—	19,500
General and administrative	501,001	638,420	1,678,067	1,950,018	11,359,643
Mineral property and exploration costs	143,630	97,939	393,838	286,652	2,279,784
Professional fees	112,188	46,488	283,435	204,097	1,444,897

Total operating expenses	(756,819)	(782,847)	(2,355,340)	(2,440,767)	(15,113,574)

Other income (expense)
Other income	11,014	13,715	11,014	25,715	91,836
Interest income	187	194	647	1,706	33,781
(Loss) gain on derivative liabilities	(140,540)	—	149,316	—	160,105
Interest expense	(643,607)	(28,671)	(2,105,859)	(84,026)	(2,513,224)

Total other expense	(772,946)	(14,762)	(1,944,882)	(56,605)	(2,227,502)

Net Loss	$(1,529,765)	$(797,609)	$(4,300,222)	$(2,497,372)	$(17,341,076)

Net Loss Per Common Share — Basic and Diluted	*	*	*	*

Weighted Average Number of Common Shares Outstanding	4,111,105,467	1,290,978,024	3,095,148,102	1,041,180,616

*	Amount is less than $(0.01) per share.
The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Nine	For the Nine	February 11, 2004
	Months Ended	Months Ended	(Date of Inception) to
	May 31, 2011	May 31, 2010	May 31, 2011

Cash Flows Used in Operating Activities:

Net loss	$(4,300,222)	$(2,497,372)	$(17,341,076)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	—	—	29,250
Amortization of debt discount and deferred financing costs	2,002,798	1,370	2,091,565
Depreciation and amortization	25,583	28,808	124,008
Gain on derivative liabilities	(149,316)	—	(160,105)
Impairment of mining rights	101,876	92,986	228,820
Stock issued for services	1,370,571	1,737,280	8,413,895
Stock-based compensation — options	—	—	899,303
Accrued interest on debt	79,416	76,487	282,312
Accretion expense on asset retirement obligation	32,720	30,525	145,270
Gain on sale of property, plant and equipment	(10,597)	(13,716)	(63,552)
Change in operating assets and liabilities:
Increase in restricted cash	(147,857)	—	(466,011)
(Increase) decrease in prepaid expenses and other	(5,791)	5,009	(5,791)
Increase in accounts payable	244,809	312,096	1,413,844
Increase (decrease) in accrued liabilities	294,754	(1,650)	801,893
Increase in other assets	—	—	(11,520)

Net cash used in operating activities	(461,256)	(228,177)	(3,617,895)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	20,000	15,000	179,500
Acquisition of property, plant and equipment	—	—	(717,736)

Net cash provided by (used in) investing activities	20,000	15,000	(538,236)

Cash Flows from Financing Activities:
Advances received	—	—	405,733
Repayment of advances	—	—	(405,733)
Proceeds from notes from related parties	—	195,700	581,452
Repayment of advances from related party	(10,544)	—	(20,596)
Proceeds from note payable	—	—	100,000
Repayment of notes payable	(436,334)	(25,000)	(611,334)
Proceeds from issuance of convertible debt	978,977	50,000	1,178,977
Loan acquisition costs	(100,398)	—	(120,398)
Proceeds from exercise of warrants	570	—	570
Net proceeds from issuance of common stock	—	—	3,058,494

Net cash provided by financing activities	432,271	220,700	4,167,165

(Decrease) increase in cash	(8,985)	7,523	11,034

Cash — Beginning of Period	20,019	559	—

Cash — End of Period	$11,034	$8,082	$11,034

Supplemental Disclosures:
Interest paid	$16,141	$—	$94,463
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable for debt	$28,661	$—	$163,955
Issuance of common stock to satisfy accounts payable	$255,805	$276,244	$969,648
Issuance of common stock for prepaid expenses	$113,940	$62,000	$451,379
Issuance of common stock for mining rights	$—	407,500	$407,500
Exchange of convertible debt for common shares	$2,061,013	$—	$2,168,149
Exchange of property, plant and equipment for accounts payable	$—	$—	$2,750
Forgiveness of related party debt and accrued interest	$—	$—	$288,361

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
From February 11, 2004 (Date of Inception) to May 31, 2011

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders’
	Common Stock		Common Stock		Paid in	Donated	Exploration	(Deficit)
Number of Shares	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Equity
Balances — February 11, 2004 (Date of inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	—	—	2,500
Donated services and rent	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	51,350,000	2,500	—	—	—	4,500	(5,898)	1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	—	—	53,750
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	114,510,500	56,250	—	—	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	114,510,500	56,250	—	—	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	114,510,500	56,250	—	—	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $282,231)	11,386,180	11,386	—	—	2,990,858	—	—	3,002,244
Shares issued for services	9,829,440	9,829	—	—	859,910	—	—	869,739
Stock-based compensation — options	—	—	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	—	—	(3,721,021)	(3,721,021)

Balances — August 31, 2008	135,726,120	77,465	—	—	4,745,977	29,250	(4,098,579)	754,113
Shares issued for services	370,282,860	370,283	—	—	3,871,000	—	—	4,241,283
Issuance of common stock to satisfy accounts payable	29,389,147	29,389	—	—	340,626	—	—	370,015
Stock-based compensation — options	—	—	—	—	4,094	—	—	4,094
Stock issued to beneficial owners of Class A Common Stock	—	—	35,732,285	—	—	—	—	—
Forgiveness of related party debt and accrued interest	—	—	—	—	288,361	—	—	288,361
Net loss	—	—	—	—	—	—	(5,281,857)	(5,281,857)

Balances — August 31, 2009	535,398,127	477,137	35,732,285	—	9,250,058	29,250	(9,380,436)	376,009
Shares issued for services	921,203,109	921,203	—	—	1,029,557	—	—	1,950,760
Issuance of common stock to satisfy accounts payable	144,810,731	144,811	—	—	199,017	—	—	343,828
Shares issued for mining rights	125,000,000	125,000	—	—	282,500	—	—	407,500
Shares issued for convertible debt	46,874,997	46,875	—	—	60,261	—	—	107,136
Stock issued to beneficial owners of Class A Common Stock	—	—	5,012,068	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,660,418)	(3,660,418)

Balances — August 31, 2010	1,773,286,964	$1,715,026	40,744,353	$—	$10,821,393	$29,250	$(13,040,854)	$(475,185)
Shares issued for services (Note 9)	1,410,270,484	1,410,270	—	—	(17,609)	—	—	1,392,661
Issuance of common stock to satisfy accounts payable (Note 9)	225,120,216	225,120	—	—	30,685	—	—	255,805
Shares issued for convertible debt (Note 9)	1,343,844,586	1,343,845	—	—	717,168	—	—	2,061,013
Stock issued to officers (Note 9)	—	—	449,623,244	—	—	—	—	—
Class B warrants exercised and shares issued	—	—	3,936	—	570	—	—	570
Net loss	—	—	—	—	—	—	(4,300,222)	(4,300,222)

Balances — May 31, 2011 (unaudited)	4,752,522,250	$4,694,261	490,371,533	$—	$11,552,207	$29,250	$(17,341,076)	$(1,065,358)

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Notes to the Unaudited Financial Statements
May 31, 2011
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
Going Concern and Management’s Plans
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficiency of $2,737,440 at May 31, 2011, has incurred net losses of $1,529,765 and $4,300,222 for the three and nine months ended May 31, 2011, respectively, and has incurred a deficit accumulated during the exploration stage of $17,341,076 for the period from February 11, 2004 (inception) through May 31, 2011. Accordingly, it has not generated cash flows from operations and has primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations.
The Company is dependent upon the State of Colorado Mined Land Reclamation Board (“MLRB”), approving an amendment to the existing reclamation permit for the Company’s Pride of the West Mill (“the Mill”). The amendment, if approved, would cure the current cease and desist order, which was issued in 2005, and allow the Mill to become operational. The permit amendment process is lengthy and complex. In December 2010, the Company presented a proposed permit amendment to the MLRB. While portions of that permit amendment were approved, there remain deficiencies that require additional work. As a result, on December 30, 2010, the MLRB denied the Company’s permit amendment application.
The Company is preparing additional material for consideration by the State of Colorado Division of Reclamation, Mining and Safety (“DRMS”) and the MLRB. Management expects to submit a new permit amendment application to the DRMS no later than the end of August 2011. Ultimately, should the Company not be able to obtain the approval of a new permit amendment, management anticipates that the Mill will be reclaimed and liquidated.
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
The Company continues to explore sources of additional financing to satisfy its current operating requirements. In May 2010, the Company closed a one-year funding arrangement with an institutional investor (the “Delaware Partnership Investor”), in which the Delaware Partnership Investor could provide convertible debt financing in $25,000 tranches, up to $1 million. The Delaware Partnership Investor was under no obligation to fund any or all of the $1 million, and the timing of funding is solely at the discretion of the Delaware Partnership Investor. In November 2010, the Company closed an additional one-year funding arrangement with the Delaware Partnership Investor, in which the Delaware Partnership Investor may provide convertible debt financing in tranches of no less than $50,000, up to $650,000. Proceeds from the financings are to pay the Company’s existing aged debt and for working capital requirements. Through May 31, 2011, the Company has received $953,978 ($853,978 during the nine months ended May 31, 2011) under these facilities (Note 7), of which $151,989 was used to pay off a promissory note payable and accrued interest (Note 6), and $350,000 was used to pay down the mortgage payable (Note 3). During the nine months ended May 31, 2011, the Company also entered into three funding arrangements totaling $125,000, with a group of New York private investors (The “New York Private Investors”), in the form of convertible notes, which mature in August and December 2011 (Note 7).

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
Basis of Presentation
The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at May 31, 2011 and the results of operations and cash flows of the Company for the three and nine months ended May 31, 2011 and 2010, respectively. Operating results for the three and nine months ended May 31, 2011, are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.
These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2010.
Basic and Diluted Net Loss Per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the nine months ended May 31, 2011 and 2010, the Company issued Class B Common Stock, which are not publicly-traded shares. The Class B Common Stock share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three and nine months ended May 31, 2011 and 2010, the effect of the conversion of outstanding options, warrants and debt and Class B common shares would have been anti- dilutive. The following table represents the potential dilutive securities from the calculation of diluted loss per share.

	May 31, 2011	May 31, 2010
Class B Common Stock	490,371,533	40,734,353
Class B warrants	—	40,734,353
Convertible debt	1,064,343,913	44,642,857

Mining Rights
The Company has determined that its mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are contractually limited by time. However, the Company has the ability to extend the leases (Note 4). For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the three month periods ended May 31, 2011 and 2010, the Company recorded impairment charges of approximately $34,000, and approximately $102,000 and $93,000 during the nine months ended May 31, 2011 and 2010, respectively.
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
As of May 31, 2011, the Company had the following financial assets and liabilities recorded, which are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash (time deposits)	—	$466,011	—
Derivative liabilities	—	$775,011	—
The fair values of financial instruments, which include cash, accounts payable, notes payable, and convertible debt, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of amounts due to related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The fair value of the letter of credit issued in conjunction with the reclamation bond (Note 3) approximates the amount of fees paid to obtain it.

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
On June 29, 2007, the Company acquired the Mill located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property and bears interest at 12% per year. All unpaid principal was originally due June 29, 2009. The due date on the mortgage was extended and is currently due in full on December 31, 2011. During the nine months ended May 31, 2011, $350,000 of the mortgage was paid though the issuance of convertible notes (See Note 7).
Interest expense for the three months ended May 31, 2011 and 2010, was $11,836 and $19,660, respectively, and was $47,236 and $58,767 for the nine months ended May 31, 2011 and 2010, respectively.
In connection with the acquisition of the Mill, the Company was obligated to replace a financial warranty that the seller had provided to the DRMS. In December 2007, the Company replaced the financial warranty by purchasing a certificate of deposit, which is restricted, to secure an irrevocable standby letter of credit (the “LOC”), with a financial institution. On May 13, 2011, the LOC was drawn upon in the amount of $318,654. The funds were deposited as a restricted cash deposit with the State of Colorado.
In October 2009, the DRMS notified the Company of a potential $196,476 increase in the financial warranty. On February 23, 2011, the Company entered in to a joint stipulation with the DRMS that provides for the payment of the increase in the financial warranty in four equal monthly installments of $49,119 beginning in March 2011. As of May 31, 2011, $147,357 had been paid pursuant to the payment plan, and the final payment of $49,119 was made on June 10, 2011. The additional funds are held as a restricted cash deposit with the State of Colorado. As of June 10, 2011, total funds held as a restricted cash deposit with the State of Colorado is $515,130.

Property, plant and equipment consist of the following as of May 31, 2011 and August 31, 2010:

	May 31, 2011	August 31, 2010
Computer equipment	$2,118	$2,118
Mine and drilling equipment	77,150	111,250
Mobile mining equipment	61,519	61,519
Land and mill	1,567,176	1,567,176

	1,707,963	1,742,063
Less accumulated depreciation	(82,934)	(82,048)

	$1,625,029	$1,660,015

Depreciation expense was $6,580 and $25,583 for the three and nine months ended May 31, 2011, respectively, and $9,580 and $28,808 for the three and nine months ended May 31, 2010, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the of the Company’s property, plant and equipment has not yet been placed in service.
4.	Mineral Property Rights
King Solomon Mine
On September 18, 2009, the Company entered into a lease with an option to purchase the King Solomon Mine, in consideration for which the Company issued 50,000,000 shares of restricted Class A Common Stock valued at $0.0035 per share (the quoted market price on the date the Company entered into the agreement and obtained the mining rights) totaling $175,000. The lease/option is for a period of three years. The stock was restricted from sale during the initial term of the lease. The lease/option automatically renews and continues so long as ores, minerals, or metals are produced or sold. The lease grants the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity which benefits the leased premises and requires a minimum work commitment of $50,000 to be expended by the Company for each successive three year term during the term of the lease/option. The lease also requires the Company to pay the lessor a 3.5% net smelter royalty (“NSR”) on all mineral bearing ores. In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $200,000. The Company has the sole and exclusive option to purchase all of lessor’s right, title and interest in the property for a total purchase price of $1,250,000. This amount may be paid in cash or other cash equivalents as mutually agreed by the lessor and the Company.
Brooklyn Mine
On September 30, 2009, the Company entered into a lease with an option to purchase the Brooklyn Mine, in consideration for which the Company issued 75,000,000 shares of restricted Class A Common Stock valued at $0.0031 per share (the quoted market price on the date of the Company entered into the agreement and obtained the mining rights) totaling $232,500. The lease/option is for a period of three years. The stock was restricted from sale during the initial term of the lease. The lease/option automatically renews and continues so long as ores, minerals, or metals are produced or sold. The lease grants the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity which benefits the leased premises and requires a minimum work commitment of $150,000 for the first year, $200,000 for the second year and $250,000 for the third year to be expended by the Company. The work commitment for the first year of the lease/option was not met. However, the lessor has modified the terms of the agreement such that the Company has until February 29, 2012 to expend $350,000 on the property. The lease also requires the Company to pay the lessor a 5% NSR on all mineral bearing ores. In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $500,000. The Company has the sole and exclusive option to purchase all of lessor’s right, title and interest in the property for a total purchase price of $4,000,000, plus a perpetual 2% NSR. This amount may be paid in cash or other cash equivalents as mutually agreed by the Company and the lessor.

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
As of May 31, 2011, the Company has Notes payable, including accrued interest, to related parties of $85,192 and $230,706 with its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory Notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The funds received in exchange for the Notes have primarily been used by the Company to finance working capital requirements. During the year ended August 31, 2010 and the nine months ended May 31, 2011, the Company entered into amended note agreements with its CEO and CFO to extend certain of the due dates on the Notes. None of the promissory Notes are currently in default. During the three and nine months ended May 31, 2011, the Company recorded interest expense of $4,623 and $13,863, respectively, and $4,539 and $11,322 was recorded during the three and nine months ended May 31, 2010, respectively, relating to the Notes. On April, 8, 2011 the Company secured the amounts owed to the CEO and CFO, with the Mill and filed Second Deeds of Trust in San Juan County, Colorado. In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are now due in their entirety April 7, 2012.
6.	Promissory Note Payable
On October 2, 2008, the Company executed an unsecured promissory note with one of its vendors for services rendered totaling $135,294. The promissory note bears interest at 6.25% per annum, and the principal and interest were due on December 19, 2008. The promissory note was in default and a Motion for Summary Judgment had been granted. During the nine months ended May 31, 2011, the promissory note and judgment were paid in full ($76,989 principal and accrued interest.) The Company made this payment with funds raised through the issuance of convertible notes (Note 7). The Company recorded interest expense of $1,235 for the nine months ended May 31, 2011, and $2,118 and $6,312 for the three and nine months ended May 31, 2010, respectively.
7.	Convertible Notes
Delaware Partnership Investor
During the nine months ended May 31, 2011, the Company issued 16 convertible notes under multiple funding arrangements with the Delaware Partnership Investor, totaling $853,978, which bear interest at 6.25% per annum and mature at various dates between November 2, 2011, and May 13, 2012. The notes are convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 60% or 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount in the amount of $853,978 related to the conversion features on the notes. During the nine months ended May 31, 2011, $583,707 of the convertible notes were converted into common stock (unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). During the nine months ended May 31, 2011, the Company recorded $180,661 of debt discount amortization and the carrying value of the notes was $58,630 (net of unamortized discounts of $291,370) as of May 31, 2011. The terms of the agreement require the Company to, at all times, have authorized and reserved, a sufficient number of shares to provide for full conversion of the outstanding notes, 799,319,728 shares at May 31, 2011.

Subsequent to May 31, 2011, the Delaware Partnership Investor converted an additional $150,000 of the convertible notes into Class A common stock, and the Company entered into an additional convertible note in the amount of $150,000, which bears interest at 6.25% per annum and matures one year from issuance. This note is convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 60% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company.
New York Private Investors
During the nine months ended May 31, 2011, the Company issued two $32,500 and one $60,000 convertible notes under funding arrangements with a group of New York Private Investors, which bear interest at 8% per annum and mature on August 17, 2011 and December 7, 2011, respectively. The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 58% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. During the nine months ended May 31, 2011, $82,500 of the convertible notes were converted into common stock ( unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). The Company recorded a debt discount of $123,574 relating to the conversion features of the notes. For the nine months ended May 31, 2011, the Company recorded debt discount amortization of $96,492 and the carrying value of the notes as of May 31, 2011 was $43,012 (net of unamortized discounts of $49,488). The terms of the agreement require the Company to, at all times, have authorized and reserved five times the number of shares that are actually issuable upon full conversion of the outstanding notes 1,083,227,856 at May 31, 2011, and 1,028,727,856 shares at July 7, 2011.
Subsequent to May 31, 2011, the Company issued a $40,000 convertible note under funding arrangements with these New York Private Investors, which bear interest at 8% per annum and mature on March 20, 2012. The terms of the agreement require the Company to, at all times, have authorized and reserved five times the number of shares that are actually issuable upon full conversion of the outstanding notes. The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 58% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. Subsequent to May 31, 2011, the New York Private Investors converted $33,800 of the convertible notes into Class A common stock.
Conversion of accounts payable
During the nine months ended May 31, 2011, the Company entered into an agreement with a vendor whereby the balance owed to the vendor for past services of $28,661 was exchanged for a convertible promissory note bearing interest at 6.5% per annum. The Company is required to make monthly payments under the terms of the note; however, the note holder has the right at its election to convert all or part of the outstanding principal and interest into the Company’s Class A common stock at a conversion rate of 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $27,550 relating to the conversion feature of the note. For the nine months ended May 31, 2011, the Company recorded debt discount amortization of $14,351 and the carrying value of the note as of May 31, 2011 was $12,748 (net of unamortized discount of $7,042).

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
The Company uses a valuation pricing model to calculate the fair value of its derivative liabilities. Key assumptions used to apply this model were as follows:

	Nine months ended	Year ended
	May 31, 2011	August 31, 2010
Expected term	2 to 12 months	7 1/2 to 12 months
Volatility	157%–766%	139%–166%
Risk-free interest rate	0.06 – 0.27%	0.19 – 0.38%
Dividend yield	0%	0%
The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended May 31, 2011:

Balance at September 1, 2010	$140,284
Issuance of derivative liabilities	2,156,557
Derecognition of derivative liabilities related to conversion of convertible debt	(1,362,446)
Derecognition of derivative liabilities related to paydown of convertible debt	(10,068)
Gain on derivative liabilities	(149,316)

Balance at May 31, 2011	$775,011

9.	Stockholders’ Equity
Class A Common Stock
During the nine months ended May 31, 2011, the stockholders of the Company and the Board of Directors approved an amendment to the Company’s articles of incorporation to establish and fix the number of authorized shares of Class A Common Stock that the Company can have outstanding at five billion (5,000,000,000) and subsequently approved another amendment to the Company’s articles of incorporation to establish and fix the number of authorized shares of Class A Common Stock that the Company can have outstanding at fifteen billion (15,000,000,000).
During the nine months ended May 31, 2011, the Company issued 208,000,000 shares of restricted Class A Common Stock to two consultants for corporate communications services and business and financial services valued at $0.0008 to $0.0022 (the quoted market prices as of the date of the issuances) per share which resulted in $244,700 being recorded as expense. During the nine months ended May 31, 2011, the Company converted debt and derecognized derivative liabilities totaling $2,061,013 into 1,343,844,586 shares of restricted Class A Common Stock.
As of May 31, 2011, the Company is authorized to grant up to 1,865,000,000 shares under the 2008 Consultants Plan, of which 1,813,470,143 shares have been issued as of May 31, 2011. During the nine months ended May 31, 2011, 974,264,600 shares of Class A Common Stock were issued to consultants for services rendered valued at $0.0007 to $0.0024 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $723,890 being recorded as expense, $205,252 recorded as a reduction in accounts payable, and $113,940 being recorded as prepaid expense. During the nine months ended May 31, 2011 the Company recorded expense of $91,850 for prepaid services previously issued in shares that have been earned during the period.

As of May 31, 2011, the Company is authorized to grant up to 1,110,800,000 shares under the 2008 Employee and Director Stock Compensation Plan, of which 1,109,816,033 have been issued as of May 31, 2011. During the nine months ended May 31, 2011, 453,126,100 shares of Class A Common Stock were issued to employees for services rendered valued at $0.0007 to $0.0021 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $310,131 being recorded as expense and $50,553 recorded as a reduction in accounts payable.
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
On February 27, 2009, the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance at an exercise price of $0.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Series A common stockholders to receive Class B Securities, certain conditions must be met. As of May 31, 2011, 40,744,353 (out of a potential of 50,376,756) Class B Securities have been issued under this corporate action.
The pay date of any future issuances of Class B Securities is uncertain. On March 9, 2010, the Board of Directors extended the date of the Class B Warrants to February 27, 2011; therefore all warrants not exercised have expired. All other terms of the Class B Warrants remain the same.
During the nine months ended May 31, 2011, 449,623,244 shares of restricted Class B Common Stock were issued to the Chief Executive Officer and Chief Financial Officer in exchange for their foregoing any further issuances of Class A Common Stock for a period of one year. Also, during the nine months ended May 31, 2011, 1,141 Class B warrants were exercised resulting in cash proceeds of $570 and the issuance of 1,141 shares of Class B Common Stock. An additional 2,795 shares of Class B Common Stock were issued pursuant to the 2009 corporate action. In October 2010, the Board of Directors amended the voting rights of Class B shares. Each Class B share is now entitled to 100 votes.
Common Stock Transactions Subsequent to May 31, 2011
On April 18, 2011, the Board of Directors amended the 2008 Employee and Director Stock Compensation Plan to include awards to consultants and advisors as well as employees and directors. On June 1, 2011, the Board of Directors authorized an additional five billion (5,000,000,000) shares for grant under the Company’s 2008 Employee and Director Stock Compensation Plan, and changed the name of the plan to 2008 Stock Compensation Plan.
Subsequent to May, 31 2011, the Company issued 46,985,800 shares of its Class A Common Stock to consultants and advisors for services, valued at approximately $37,589 under the 2008 Consultants Plan. The Company also issued 706,014,400 shares of its Class A Common Stock to employees, directors, consultants, and advisors for services, valued at approximately $514,812 under the 2008 Employee Plan (as amended), 471,404,762 shares of restricted Class A Common Stock pursuant to the conversion of debt, and 17,000,000 shares of restricted Class A Common Stock for corporate communication services.

In June 2011, the Company issued 250,000,000 restricted shares of its Class A Common Stock pursuant to a Purchase Agreement for 63 mining claims, located in San Juan County, Utah, Township 32 South, Range 24 East, Sections 25, 26, 35. The terms of the agreement includes two blocks of 125,000,000 shares; each subject to lock up provisions for periods of 1 and 2 years respectively, during which no sales or other conveyances may be undertaken.
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
Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2010 and May 31, 2011. On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of May 31, 2011.
The Company filed motions for (a) a new trial on all or part of the issues; (b) an amendment of findings; and (c) an amendment of judgment pursuant to C.R.C.P. Rule 58(a). On March 25, 2011, the court evoked C.R.C.P. 59(j) and denied the post trial motions by not ruling on them.
The Company filed a Notice of Appeal with the Colorado Court of Appeals on January 7, 2011. The outcome of the appeal process is not certain; however, Company legal counsel advised that it appears that the appeal has merit. On March 29, 2011 the Colorado Court of Appeals served the notice of filing the record, and set the brief due date as May 9, 2011. On April 5, 2011, the Company filed an amendment to the Notice of Appeal to include the March 25, 2011 order of attorney’s fees. On May 16, 2011, the Court of Appeals accepted an amendment to the case to include the March 25, 2011 order awarding attorney’s fees and therefore the brief due date will be extended.
Other Legal Matters
On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. Management of the Company believes that this lawsuit is without merit and has filed a Motion for Change of Venue with the court. On January 15, 2010, the Court denied the Company’s Motion to Change Venue. On February 11, 2010 the Company filed a Request to Reconsider Motion to Change Venue. The motion to change venue was denied. In July 2010 the Company filed a motion to dismiss and filed a reply to the plaintiff’s response to the motion to dismiss on August 25, 2010. On March 4, 2011, the court denied the Company’s motion to dismiss and set a deadline of April 1, 2011 for the Company to file an answer to the original complaint. The Company filed its answer on April 1, 2011, including a counter-claim for approximately $32,860. The ultimate outcome of the litigation is uncertain, however, the Company has recorded an accrued liability of $67,140 related to this matter as of August 31, 2010 and as of May 31, 2011. As of June 8, 2011, the plaintiff and defendant have exchanged Initial Rule 26(a)(1) Disclosures. As of July 8, 2011, no trial date has been set.

On December 13, 2010, the Company filed a breach of contract complaint against a neighboring mining company in Jefferson County, Colorado claiming damages of $65,000. The complaint arises from a failed agreement to rent/purchase a piece of mining equipment. On February 11, 2011, the Company and defendant entered into a settlement agreement that provides for an immediate payment to the Company of $12,000; and, 2) on the last business day of each of the next five consecutive months following this first payment, the defendant is to deliver payment to the Company in the amount of $2,000 per month. As of July 8, 2011, defendant is current with its stipulated settlement obligations.
11.	Employment Agreement with C. Stephen Guyer, Chief Financial Officer
On June 15, 2011, the Company entered into a new employment agreement with C. Stephen Guyer, as Chief Financial Officer, effective July 1, 2011, which replaces his prior agreements. Under the new agreement which is for a period of one year, the Company has agreed to the following: (i) the payment by the Company to Mr. Guyer of a salary of $25,000 per month; and (ii) certain employee benefits, including group health insurance, pension and profit sharing and other such benefits that may be provided to our employees from time to time. Mr. Guyer acknowledges that salary and/or expenses may, upon consultation with the Chief Executive Officer, be paid in stock pursuant to the Company’s 2008 Stock Compensation Plan in lieu of cash. Pursuant to the agreement, as of July 1, 2011 Mr. Guyer is entitled to a renewal bonus of 100,000,000 shares of Class A Common Stock under the 2008 Stock Compensation plan. However, such shares shall not be issued prior to October 18, 2011.
The executive employment agreement may be terminated, among other things: (i) by notice of termination from one party to the other; or (ii) upon the death of Mr. Guyer. Upon the termination of the executive employment agreement, Mr. Guyer will generally be entitled to separation pay equal to six months of pay for each year of service.

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
This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and nine months ended May 31, 2011, as well as our future results. It consists of the following subsections:
•
“Introduction and Plan of Operation,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2011;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities;
•
“Results of Operations,” which sets forth an analysis and comparison of the three months ended May 31, 2011 compared to the three months ended May 31, 2010, and the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010;

•
“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our financial statements and/or because they require difficult, subjective or complex judgments by our management; and

•	“Recent Accounting Pronouncements,” which summarizes recently published authoritative accounting guidance, how it might apply to us, and how it might affect our future results.
Introduction and Plan of Operation
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three and nine months ended May 31, 2011 and compares those results to the three and nine months ended May 31, 2010.
During the third quarter of fiscal 2011, we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult. The litigation commenced by our former president, Todd C. Hennis has necessarily caused all work relating to the Gold King Mine to be suspended, including the N.I. 43-101 report which was originally expected to be completed in the spring of 2009. We have determined that we will not pursue any further involvement with the Gold King Mine.
Furthermore, the Hennis litigation caused significant disruption to our progressive activities during the quarter.

Therefore, during the third quarter of fiscal 2011, we focused primarily on re-activation of the Pride of the West Mill (the “Mill”), securing agreements for “custom” or “toll” milling, and seeking out new properties to explore and develop.
A key factor for re-activating the Mill is the disposal of tailings; that is, the material that remains after ore has been processed. Our original mill tailings disposal method was to move mill tailings (finely ground waste rock from which the valuable metals have been removed in the milling process) as a slurry, generally consisting of 15% solids and 85% water, to a closed, lined tailings pond. After the solids have settled and separated from the water, some of the process water is returned to the mill for re-use. The tailings pond is essentially a lake containing saturated mill tailings (liquid mud).
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
During the third quarter of fiscal 2011, we continued to construct revisions to our prior reclamation permit amendment application. On March 25, 2011 we filed the first component of our dry stacking permit with the Colorado Division of Reclamation, Mining and Safety (“DRMS”). Technical Revision 11 (TR-11) is the foundation of the process that will bring the Mill into operation under the new dry stacking approach. TR-11 was approved by the DRMS on June 27, 2011.

Furthermore on June 3, 2011 we submitted a Notice of Intent to Conduct Prospecting Activities on the 35-acre dry stacking site. This notice is describes the necessary work to be performed pursuant to constructing the major portion of Amendment No. 3 to the Reclamation Permit. This work is also subject to the approval of the DRMS, which was given on June 21, 2011.
The complete permitting process for the dry stacking operation of the Mill, is formed from three parts: 1) Closure of the old tailings ponds, thereby removing any lingering issues with that part of he site, 2) Geotechnical, seismic and other analysis of the dry stack land site, 3) Incorporation of that analysis into Amendment Number 3 (“AM-03”), to be presented to the DRMS. This first filing ensures that the project will move forward as rapidly and efficiently as possible.
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

On February 4, 2011, we reached an agreement with the DRMS to extend the time required to fully fund a $196,000 increase to our financial warranty from February 2011 to June 2011. The financial warranty is in effect a surety bond that serves to guarantee the ultimate reclamation of the site. As of June 10, 2011, we have made all of the four specified payments, and satisfied the joint stipulation. The total amount of financial warranty held by the Board is now $515,130.
We believe that this new permit amendment along with the one year extension of the mill mortgage to December 31, 2011, and the successful arrangement with DRMS for funding the bond increase will move the business plan forward.
As part of our on-going effect to increase the enterprise value of the Company, we purchased the Payday and Rage uranium Mines on June 13, 2011. The claim group consists of 63 claims, located in Township 32 South, Range 24 East, Sections 25, 26, 35, in San Juan County, Northeast of Monticello, Utah.
We will be performing exploration and constructing an N1431-01 Report to confirm and verify the value of these assets.
We acquired the properties in all stock transaction consisting of 125,000,000 shares of 1-year restricted Class A Common Stock and 125,000,000 shares of 2-year restricted Class A Common Stock.
Weather conditions in San Juan County, Colorado vary by season. During the winter season our activities are concentrated on analysis, planning, and development of properties in more temperate climates. Surface drilling and property exploration in San Juan County can reasonably take place between May and late October. Of course underground operations continue year-round.

Our plan of operation for fiscal 2011 is to continue seeking funding for our operations and mining exploration program, complete all necessary permitting requirements, bring the Mill into operation, and commence custom/toll milling of ore from the companies that have entered into preliminary purchase orders with us and our own mines.
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
Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. The Company has a working capital deficit of $2,737,440 at May 31, 2011, incurred net losses of $1,529,765 and $4,300,222 for the three and nine months ended May 31, 2011, respectively, and has incurred a deficit accumulated during the exploration stage of $17,341,076 for the period from February 11, 2004 (inception) through May 31, 2011. Accordingly, we have not generated cash flows from operations and have primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations. These conditions (as indicated in the 2010 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about our ability to continue as a going concern.
We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our significant capital requirements for the foreseeable future include exploration commitments of $650,000 on our mining property options (to be performed over the next 24 months), payment of approximately $430.131 on a promissory note which is collateralized by the Mill (due December 31, 2011), payment on notes payable including accrued interest to related parties totaling $315,898, re-activation expenses for the mill, and our corporate overhead expenses.
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
We are dependent upon the MLRB, approving an amendment to the existing reclamation permit for the Mill. The amendment, if approved, would cure the current cease and desist order, which was issued in 2005, and allow the Mill to become operational. The permit amendment process is lengthy and complex. In December 2010, we presented a proposed permit amendment to the MLRB. As a result, on December 30, 2010 the MLRB denied the Company’s permit amendment application. While portions of that permit amendment were approved, there remain deficiencies that require additional work. We are preparing additional material for consideration by the State of DRMS and the MLRB. On March 25, 2011 the Company filed the first component of a new dry stacking approach permit with the DRMS. Technical Revision 11 (TR-11) is the foundation of the process that is to bring the Mill into operation under the new dry stacking approach. TR-11 was approved on June 27, 2011.

Ultimately, should the Company not be able to obtain the approval of a new permit amendment, management anticipates that the Mill will be reclaimed and liquidated.
As of May 31, 2011, we had cash of approximately $11,000, other current assets of approximately $46,000 and current liabilities of approximately $2,795,000, resulting in a working capital deficit of approximately $2,737,000. We used cash and cash equivalents of $461,256 in operating activities for the nine months ended May 31, 2011. Cash provided by investing activities for the nine months ended May 31, 2011 was $20,000, from the sale of property, plant, and equipment. Financing activities consisted of $432,271 received primarily from the issuance of convertible debt, net of repayment of notes payable and loan acquisition costs.
Results of Operations
Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010
For the three months ended May 31, 2011, we incurred a net loss of approximately $1,530,000 compared to a net loss of approximately $798,000 for the three months ended May 31, 2010. The $732,000 increase in net loss is primarily due to the accounting treatment of convertible debt financing, which has been our primary source of funding during the periods.
For the three months ended May 31, 2011 and 2010, overall mineral property and exploration costs increased $46,000 to $144,000 from $98,000, for the same period last year. The increase was due to increased expenses related to the permit for the Mill.
General and administrative costs were approximately $501,000 and $638,000 for the three months ended May 31, 2011 and 2010, respectively; a decrease of $137,000. The decrease is due to the specific reasons presented below.
Consulting expenses were $339,000 and $252,000 for the three months ended May 31, 2011 and 2010 respectively, an increase of $87,000. The vast majority of these expenses are in the form of stock based compensation and the increase is due to increased expenditures on public relations and corporate communications consulting during the lengthy DMRS permitting process.
Salaries were $96,000 and $94,000 for the three months ended May 31, 2011 and 2010, respectively. All salaries are either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3.
Investor relations costs were $12,000 and $187,000 for the three months ended May 31, 2011 and 2010, respectively, a decrease of $175,000. The decrease was due to decreased radio media presence.
Overall professional fees increased $66,000 from $46,000 for the three months ended May 31, 2010, to $112,000 for the same period in 2011. The increase was due to increased legal consulting related to the permit amendment application for the Mill, the Hennis lawsuit, and other litigation matters.
Interest expense was $644,000 and $29,000 for the three months ended May 31, 2011 and 2010, respectively. The increase of $615,000 is primarily related to the required accounting treatment of convertible debt derivative liabilities.
Nine months ended May 31, 2011 Compared to the Nine months ended May 31, 2010
For the nine months ended May 31, 2011, we incurred a net loss of approximately $4,300,000 compared to a net loss of approximately $2,497,000 for the nine months ended May 31, 2010. The $1,803,000 increase in net loss is primarily due to the accounting treatment of convertible debt financing, which has been our primary source of funding during the periods.

For the nine months ended May 31, 2011 and 2010, overall mineral property and exploration costs were approximately $394,000 and $287,000, respectively. The increase of $107,000 is due to increased expenses relate to permitting the Mill.
General and administrative costs were approximately $1,678,000 and $1,950,000 for the nine months ended May 31, 2011 and 2010, respectively; a decrease of $272,000. The change is due to the specific reasons presented below.
General consulting expenses were approximately $992,000 and $836,000 for the nine months ended May 31, 2011 and 2010, respectively. The $156,000 increase was due to accruals for potential litigation losses and increased investor relations consulting.
Salaries were $282,000 and $296,000 for the nine months ended May 31, 2011 and 2010, respectively; a decrease of $14,000. All salaries are either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3. No bonuses were paid during the current period, which is primarily the reason for the decrease.
Investor relations costs were $234,000 and $427,000 for the nine months ended May 31, 2011 and 2010, respectively, a decrease of $193,000. The decrease was due to curtailing certain investor relations activities, and consolidating support personnel.
Printing and reproduction costs were $1,000 and $32,000 for the nine months ended May 31, 2011 and 2010, respectively, a decrease of $31,000. The decrease was due to the Board of Directors not calling a shareholders meeting during the period.
Building and property maintenance costs were $19,000 and $59,000 for the nine months ended May 31, 2011 and 2010, respectively, a 68% decrease of $40,000. The decrease was due to less day laborers being used during the winter months.
Website costs declined to zero for the nine months ended May 31, 2011 from $46,000 for the nine months ended May 31, 2010. The decrease was due to the completion of web design activities in 2010.
Overall professional fees increased $79,000 from $204,000 for the nine months ended May 31, 2010, to $283,000 for the same period in 2011. The increase was due to increased legal consulting related to the permit amendment application for the Mill, the Hennis lawsuit, and other litigation matters.
Interest expense was $2,106,000 and $84,000 for the nine months ended May 31, 2011 and 2010, respectively. The increase of $2,022,000 is primarily related to the required accounting treatment of convertible debt derivative liabilities.
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
Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of May 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2011 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2010.
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
Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2010 and May 31, 2011. On March 25, 2011, the court awarded an additional $58,990 to Hennis for attorney’s fees, which has been recorded as an accrued liability as of May 31, 2011.
The Company has filed a motion for (a) a new trial on all or part of the issues; (b) an amendment of findings; and (c) an amendment of judgment pursuant to C.R.C.P. Rule 58(a). On March 25, 2011, the court evoked C.R.C.P. 59(j) and denied the post trial motions by not ruling on them.
The Company filed a Notice of Appeal with the Colorado Court of Appeals on January 7, 2011. The outcome of the appeal process is not certain; however, Company legal counsel advised that it appears that the appeal has merit. On March 29, 2011 the Colorado Court of Appeals served the notice of filing the record, and set the brief due date as May 9, 2011. On April 5, 2011, the Company filed an amendment to the Notice of Appeal to include the March 25, 2011 order of attorney’s fees. On May 16, 2011, the Court of Appeals accepted an amendment to the case to include the March 25, 2011 order awarding attorney’s fees and therefore the brief due date will be extended.
Other Legal Matters
On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. Management of the Company believes that this lawsuit is without merit and has filed a Motion for Change of Venue with the court. On January 15, 2010, the Court denied the Company’s Motion to Change Venue. On February 11, 2010 the Company filed a Request to Reconsider Motion to Change Venue. The motion to change venue was denied. In July 2010 the Company filed a motion to dismiss and filed a reply to the plaintiff’s response to the motion to dismiss on August 25, 2010. On March 4, 2011, the court denied the Company’s motion to dismiss and set a deadline of April 1, 2011 for the Company to file an answer to the original complaint. The Company filed its answer on April 1, 2011, including a counter-claim for approximately $32,860. The ultimate outcome of the litigation is uncertain, however, the Company has recorded an accrued liability of $67,140 related to this matter as of August 31, 2010 and as of May 31, 2011. As of June 8, 2011, the plaintiff and defendant have exchanged Initial Rule 26(a)(1) Disclosures. As of July 8, 2011, no trial date has been set.
On December 13, 2010, the Company filed a breach of contract complaint against a neighboring mining company in Jefferson County, Colorado claiming damages of $65,000. The complaint arises from a failed agreement to rent/purchase a piece of mining equipment. On February 11, 2011, the Company and defendant entered into a settlement agreement that provides for an immediate payment to the Company of $12,000; and, 2) on the last business day of each of the next five consecutive months following this first payment, defendant shall deliver payment to the Company in the amount of $2,000 per month. As of July 8, 2011, defendant is current with its stipulated settlement obligations.

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

10.11	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on December 21, 2009 and incorporated herein by reference.

10.12	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on April 23, 2010 and incorporated herein by reference.

10.13	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

Exhibit Number	Description
10.14	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

10.15	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on June 14, 2011 and incorporated herein by reference.

10.16	Employment Agreement of C. Stephen Guyer dated July 1, 2011. Filed as Exhibit 10.2 to Form 8-K filed on June 17, 2011, and incorporated herein by reference.

10.17	Purchase Agreement dated as of June 13, 2011, between Algae Farm (USA), Inc. and Colorado Goldfields Inc, filed as exhibit 10.1 to Form 8-K filed on June 17, 2011 and incorporated herein by reference.

14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer,*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Goldfields Inc.
By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer
July 8, 2011