Form 10-K
period 2011-08-31
COLORADO GOLDFIELDS INC.
filed 2011-11-23
CIK 1344394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51718
COLORADO GOLDFIELDS INC.
(Name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0716175 (I.R.S. Employer Identification No.)

10920 West Alameda Avenue, Suite 201 Lakewood, CO (Address of principal executive offices)	80226 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Class A common stock of the registrant held by non-affiliates as of February 28, 2011 the last business day of the registrant’s most recently completed second fiscal quarter based on the closing sale price of the registrant’s Class A common stock on that date as reported on the Over the Counter Bulletin Board was $2,787,668.

Class	Shares Outstanding at November 22, 2011
Class A Common Stock, $0.001 Par Value	9,704,203,671
Class B Common Stock (Restricted), $0.001 Par Value	490,371,533
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
Our principal executive offices are located at 10920 West Alameda Avenue, Suite 201, Lakewood, Colorado, 80226 and our telephone number is (303) 984-5324. Our common stock is quoted on the OCT Markets Inc. owned and operated OTCQB Inter-dealer Quotation System, and FINRA owned and operated OTC Pinksheets under the symbol “CGFIA.”
Our Business
Colorado Goldfields Inc. (“we,” “us,” “our,” or the “Company”) is a milling and mining exploration stage company engaged in the acquisition, exploration, and development of mineral properties, primarily for gold, silver, copper, uranium, lead, and zinc, and the milling and processing of ore from both owned and non-owned mining properties.
Our four properties are:
1.	The Pride of the West Mill, Silverton, Colorado
2.	Pay Day and Rage Uranium Claim Group, Monticello, Utah
3.	Brooklyn Mine, San Juan County, Colorado
4.	King Solomon Mine, San Juan County, Colorado
The Pride of the West Mill (“Mill”), is located 5.3 miles northeast of Silverton, Colorado. The Mill is located on approximately 120 acres of patented mining claims on San Juan County Road 2, within a nine air-mile radius of the Brooklyn Mine Property, the King Solomon Mine Property and the many other Mine Properties. The Mill is located within the famous “San Juan Triangle” mining center of southwestern Colorado, which also includes the historic mining towns of Telluride and Ouray, and encompasses one of the most richly mineralized areas of North America. The mill is currently not operational. We hope to bring the Mill into operation, which is more fully described in “Item 2. Properties,” in 2012.
We own the Pay Day and Rage Claim Group located in San Juan County, Utah, and we also hold leases with an option to purchase for the Brooklyn Mine and the King Solomon Mine. We refer to these properties collectively as “the CGFI Mineral Properties” throughout this report. We are presently in the exploration stage at the CGFI Mineral Properties. We have not generated revenue from mining operations.
The Pay Day and Rage Claim Group consists of 63 (55 Pay Day and 8 Rage) claims. The Pay Day claim group is located in Township 32 South, Range 24 East of the Salt Lake Meridian in Sections 26, 27, 34, and 35, in San Juan County northeast of Monticello, Utah. The Rage claim group spans Stevens Canyon on the southeast flank of the Seven Sisters Buttes in Township 33 South, Range 20 East of the Salt Lake Meridian in Section 33, San Juan County, Utah.
The lease with an option to purchase the Brooklyn Mine was entered into on September 30, 2009. A work commitment averaging $200,000 per year, and a 5% Net Smelter Royalty is included in this lease/option. The lease automatically renews in 2012 so long as ores, minerals, or metals are being produced or sold.
The Brooklyn Mine consists of approximately 600 acres of patented and unpatented claims located along the historic Brooklyn Mine and associated structures. Since its discovery around 1900, the Brooklyn Mine has consistently produced exceptionally high-grade gold ore.

The lease with an option to purchase the King Solomon Mine includes a work commitment of $50,000 per year, and a 3.5% Net Smelter Royalty is also included in the lease/option. The lease automatically renews in 2012 so long as ores, minerals, or metals are being produced or sold.
The King Solomon Mine is located on the southern flank of King Solomon Mountain, just a few hundred yards up the mountain from the first discovery of gold in the San Juan Mountains in Little Giant Basin. Opened in 1876, the mine was in production until 1883.
In addition to the properties we own or on which we have executed lease/options, we also accepted an assignment of an Option to Purchase the Silver Wing Mine. The option that we hold allows us to acquire the properties in exchange for 1.5 million shares of 4-year restricted Class A Common Stock, due on or before December 15, 2011, a 5% Net Smelter Royalty, and a cash payment of $300,000 due by March 31, 2012.
As an exploration stage mining company, our activities are currently focused on exploration, geological evaluation and feasibility studies for gold and other metals and, where warranted, efforts to develop and construct mining and processing facilities. We may enter into joint ventures, partnerships or other arrangements to accomplish these activities.
We also actively consider the acquisition of other mining companies or their mining properties.
Recent Events
In November 2009, we reached a joint stipulation with the Division of Reclamation Mining and Safety regarding the status, re-activation, and reclamation of the Pride of the West Mill. The joint stipulation allows us to amend the current permit and include procedures for commencing “toll” or “Custom” milling.
Throughout fiscal 2010 we constructed a comprehensive amendment to the permit and have submitted extensive engineering and operations plans to the Colorado Division of Reclamation Mining and Safety (“Division”). The permit was considered by the Colorado Mined Land Reclamation Board and found to be deficient due to issues surrounding our tailings ponds.
Therefore during fiscal 2011, we developed a “dry stack” method of tailings disposal as part of a new permit amendment. We expect to submit this 3rd amendment to the Division no later than December 21, 2011. See “Item 2. Properties” for additional detail.
In the third and fourth quarter of 2010, two outside funding sources became involved with the Company. A Delaware Partnership and a group of New York Private Investors have provided funding to us in the form of convertible debt. These investors continued to provide funding for the Company throughout fiscal 2011, however the funding was, and is, at their sole discretion. See Item 8. Notes to the Financial Statements for additional details.
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
The primary body of law that affects the Company’s operations in Colorado is the Mineral Rules And Regulations Of The Colorado Mined Land Reclamation Board For Hard Rock, Metal And Designated Mining Operations, first Promulgated May, 1977 Amended June-December, 1977; March-July, 1978; July-August, 1979; May, 1980; April, 1981; February-April, 1982; April, 1983; October, 1983; June, 1985; March, 1987; December, 1987; October, 1988; November, 1990; September, 1991; March, 1993; April, 1994; January, 1995; October, 1995; April, 1999, January, 2000; August, 2001;June 2005, August 2006, and August 2010.
And, Title 34 Mineral Resources Article 32, Colorado Mined Land Reclamation Act. Of the Colorado Revised Statutes. The complete and current Rules may be retrieved from the Internet at:
http://mining.state.co.us/Rules%20and%20Regs.htm.
Also, the “Statement of Basis, Specific Statutory Authority, and Purpose for New Rules and Amendments to the Mineral Rules and Regulations of the Colorado Mined Land Reclamation Board for Hard Rock, Metal and Designated Mining Operations, 2 CCR 407-1,” may be retrieved at:
http://mining.state.co.us/rulesregs/Rulemaking%20SBP%20Final%20Draft.pdf
When the mill or mines come into production we will also be subject to the rules and regulations of the Mine Safety and Health Administration, a Division of the United States Department of Labor.
Statutory and Regulatory authority for this agency is found in Code of Federal Regulations — 30 CFR — Parts 1 to 199, and may be retrieved at:
http://www.msha.gov/regsinfo.htm

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
Employees
There were three people employed by Colorado Goldfields as of August 31, 2011:
1.	Lee R. Rice, President Chief Executive Officer, and Director
2.	C. Stephen Guyer, Chief Financial Officer and Director
3.	John Ferguson, Director of Operations
We make extensive use of consultants and advisors for specific technical projects so that the resource is most closely matched to the need. See Item 11 Executive Compensation for additional details.
Office Facilities
Due to frequent travel, our executive staff generally offices remotely from the corporate offices in Lakewood, Colorado and we do not pay rent for the Lakewood facility. We also have an office and housing facility at our Pride of the West Mill in Howardsville, Colorado in San Juan County Colorado. We believe these arrangements are and will be adequate for our needs for the foreseeable future.

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
Since our inception in 2004, we have had nominal operations and incurred operating losses. As of August 31, 2011, our accumulated deficit since inception was approximately $19 million. We have substantial current obligations and at August 31, 2011, we had approximately $2.7 million of current liabilities as compared to only approximately $0.1 million of current assets. Since August 31, 2010, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our Class A common stock to our employees, consultants and advisors as payment for the goods and services.
Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial turmoil in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.
As we are in the beginning stages of our exploration activities on the CGFI Mineral Properties, we expect to incur additional losses in the foreseeable future, and such losses may continue to be significant. To become profitable, we must be successful in raising capital to continue with our mill re-activation efforts, exploration activities, meet the work commitment requirements on the CGFI Mineral Properties, discover economically feasible mineralization deposits and establish reserves, successfully develop the properties and finally realize adequate prices on our minerals in the marketplace. It could be years before we receive any revenues from gold and mineral production, if ever. Thus, we may never be profitable.
These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended August 31, 2011. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Please see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for further information.
The feasibility of mineral extraction on the CGFI Mineral Properties has not been established; as we have not completed exploration or other work necessary to determine if it is commercially feasible to develop the properties.
We are currently a mining exploration stage company. See “Item 2 Properties” of this Report for more information regarding our mining assets.

The CGFI Mineral Properties do not have any proven or probable reserves. A “reserve,” as defined by the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to the CGFI Mineral Properties. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on the CGFI Mineral Properties.
In June 2007, we acquired the Pride of the West Mill (the “Mill”) located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. We paid the seller cash of $250,677 and the remaining $650,000 was financed by the seller. The seller’s loan is secured by the property bearing interest at 12% per year, with all unpaid principal and interest due July 1, 2012. We will be required to obtain debt or equity financing from external sources in order to fund payment on the mortgage. In addition, as the Mill is currently inactive and under a cease and desist order issued by the Colorado Division of Reclamation, Mining and Safety due to operational deficiencies, we will require further funds to cure the deficiencies and bring the Mill back into active status.
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
Under our lease with an option to purchase the Brooklyn Mine we are required to expend an average of $200,000 per year in the form of a work commitment. We were unable to complete the first year’s work commitment. However, the lessor has extended the first year minimum work commitment through February 29, 2012.
Under our lease with an option to purchase the King Solomon Mine we are required to expend $50,000 over three years in the form of a work commitment.
We will be required to raise significantly more capital in order to develop the CGFI Mineral Properties for mining production assuming that economically viable reserves exist. There is no assurance that our investments in the CGFI Mineral Properties will be financially productive. Our ability to obtain necessary funding depends upon a number of factors, including the price of gold and other base metals and minerals which we are able to mine, the status of the national and worldwide economy and the availability of funds in the capital markets. If we are unable to obtain the required financing in the near future for these or other purposes, our exploration activities would be delayed or indefinitely postponed, we would likely lose our lease/options and option to acquire an ownership interest in the CGFI Mineral Properties and this would likely, eventually, lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds to continue our exploration and feasibility work on the Brooklyn and King Solomon Properties, or if commercially viable reserves are not present, the market value of our securities will likely decline, and our investors may lose some or all of their investment.

Historical production of gold at the Brooklyn, King Solomon, and Pay Day and Rage Claim Group may not be indicative of the potential for future development or revenue.
Historical production of gold and other metals and minerals from the mines encompassed under our Lease/Options cannot be relied upon as an indication that the CGFI Mineral Properties will have commercially feasible reserves. Investors in our securities should not rely on historical operations of the CGFI Mineral Properties as an indication that we will be able to place the CGFI Mineral Properties into commercial production again. We expect to incur losses unless and until such time as the properties enter into commercial production and generate sufficient revenue to fund our continuing operations.
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
We are responsible for the reclamation obligations related to any exploratory and mining activities located on the Brooklyn and King Solomon. Since we have only begun exploration activities, we cannot estimate these costs at this time. In November 2007, the Colorado Division of Reclamation, Mining and Safety transferred the mill permit into our name, and we delivered to the Division a reclamation bond in the amount of $318,154 and deposited an additional $196,976 in June, 2011 for a total of $515,130. We have currently estimated the total reclamation costs on the Mill at $656,570 and have recorded a liability in this amount as of August 31, 2011. There is a risk that the Mill reclamation costs may exceed our current estimate, and such excess could be significant. The satisfaction of current and future bonding requirements and reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further that increases to our bonding requirements or excessive actual reclamation costs will negatively affect our financial position and results of operation.
Title to mineral properties can be uncertain, and we are at risk of loss of ownership of our property.
Our ability to explore and mine the leased and optioned properties depends on the validity of title to that property. The CGFI Mineral Properties, which are subject to our Lease/Options, consist of patented and unpatented mining claims. Unpatented mining claims are effectively only a lease from the federal government to extract minerals; thus an unpatented mining claim is subject to contest by third parties or the federal government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our leased properties or the San Juan Properties we have under option. Thus, there may be challenges to the title to the properties which, if successful, could impair development and/or operations.

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
Environmental and other legal standards imposed by federal, state or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for non-compliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist on the CGFI Mineral Properties, or we may acquire properties in the future that have unknown environmental issues caused by previous owners or operators, or that may have occurred naturally.
The CGFI Mineral Properties are subject to royalties on production.
As part of the Lease/Options for the Brooklyn and King Solomon Mines, the Company granted Net Smelter Royalties of 5% and 3.5%, respectively. In addition, historical royalties may be asserted by third-parties which are currently unknown to us.
Weather interruptions in the San Juan County, Colorado area may delay or prevent exploration on the CGFI Mineral Properties
The Brooklyn and King Solomon mines are located in a mountainous, high alpine region of the Colorado Rocky Mountains. The area receives extreme winter conditions which delay or prevent exploration of the properties during the winter months.
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
Our operations, including our planned mill re-activation and exploration activities on the CGFI Mineral Properties, require permits from the state and federal governments. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of the CGFI Mineral Properties will be adversely affected.
Risks Associated with Our Common Stock in General
Trading on the Over the Counter markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.
Our common stock is quoted on the OTC Pinksheets service of the Financial Industry Regulatory Authority (“FINRA”) and the OTCQB Inter-Dealer Quotation System owned and operated by the OTCMarkets Group, Inc. Trading in stock quoted on over the counter markets is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the over the counter markets are not a stock exchange, and trading of securities on the over the counter markets is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ Stock Market, New York Stock Exchange or American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

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
Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.
Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on broker-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Although DTC eligible, our stock is “chilled for deposits” at DTCC, and the National Securities Clearing Corporation has exited our stock from the Continuous Net Settlement System, therefore, trades are executed and cleared on a trade for trade basis in certificate form.
As a result, the settlement of physical certificated positions can carry significant pass-through charges, including: execution fees, DTC fees, deposit fees, and transfer agent fees. These fees, which can vary and may be substantial, increase the cost that shareholders must bear for clearing and execution of trades. Furthermore, pass-through charges described above may not be immediately charged to a customer account following a trade in non-DTC eligible securities, as our clearing firms may receive notice of such fees as late as three weeks following the trade. Broker-dealers may reserve the right to withhold funds in a customer account pending potential assessment of fees associated with trading in low priced or sub-penny securities.
A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.
A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.
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
In March 2008, the Colorado Division of Reclamation, Mining and Safety transferred the mill permit into our name, and in connection therewith, we posted a bond in the amount of $318,154 with the Division in the form of a letter of credit. We have recorded an estimated asset retirement obligation of $656,570 in connection with our estimated future reclamation costs.
The Pride of the West Mill was (and is) the subject of a cease and desist order (“C&D”), issued by the State of Colorado Mined Land Reclamation Board due to the operational deficiencies of the previous operator in the period 2002-2003.
During fiscal year 2011, we focused primarily on re-activation of the Pride of the West Mill (the “Mill”), securing agreements for “custom” or “toll” milling, and seeking out new properties to explore and develop.
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
During the third and fourth quarters of fiscal 2011, we continued to construct revisions to our prior reclamation permit amendment application. On March 25, 2011 we filed the first component of our dry stacking permit with the Colorado Division of Reclamation, Mining and Safety (“DRMS”). Technical Revision 11 (TR-11) is the foundation of the process that will bring the Mill into operation under the new dry stacking approach. TR-11 was approved by the DRMS on June 27, 2011.
Furthermore on June 3, 2011 we submitted a Notice of Intent to Conduct Prospecting Activities on the 35-acre dry stacking site. This notice is describes the necessary work to be performed pursuant to constructing the major portion of Amendment No. 3 to the Reclamation Permit. This work is also subject to the approval of the DRMS, which was given on June 21, 2011.
During fourth quarter of the 2011 fiscal year and as part of the geotechnical investigation, Registered Engineer David Trautner used truck mounted drilling equipment to perform the field exploration. Auger test borings were completed on the project site to a depth of 60 feet, and SPT tests were performed in the test borings at intervals of five (5) feet. The subsurface information obtained during the field study is now being used to determine the stability of the substrate. This information gathering, which is now complete, was the central analysis required by AM-03.

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

On February 4, 2011, we reached an agreement with the DRMS to extend the time required to fully fund a $196,000 increase to our financial warranty from February 2011 to June 2011. The financial warranty is in effect a surety bond that serves to guarantee the ultimate reclamation of the site. As of June 10, 2011, we have made all of the four specified payments, and satisfied the joint stipulation. The total amount of financial warranty for the mill that is held by the Board is now $515,130.
We believe that the AM-03 permit amendment along with the one year extension of the mill mortgage to July 1, 2012, and the successful arrangement with DRMS for funding the bond increase will move the business plan forward.
The Pride of the West Mill is also subject to certain local, state and federal regulations.

The Pay Day and Rage Mining Claims
On June 13, 2011, we purchased the Pay Day and Rage claims. These claim groups consist of 63 (55 Pay Day and 8 Rage) claims. The Pay Day claim group is located in Township 32 South, Range 24 East of the Salt Lake Meridian in Sections 26, 27, 34, and 35, in San Juan County northeast of Monticello, Utah. The Rage claim group spans Stevens Canyon on the southeast flank of the Seven Sisters Buttes in Township 33 South, Range 20 East of the Salt Lake Meridian in Section 33, San Juan County, Utah. Both claim groups have been plotted on USGS topographic maps as shown.
An initial internal analysis by Company president Lee R. Rice indicates that the historical information used by others did not account for all possible sources and additional potential resource at depth. For that reason, we have engaged Allan P. Juhas, Ph.D. in Economic Geology, University of Manitoba 1973, to undertake the preparation of an NI43-101 technical report based upon the Company’s exploration plan and previous work that can be verified. Dr. Juhas has over 50 years experience in a broad spectrum of precious metals and base metals geological pursuits. He is well recognized in the industry, and prepares a number of NI43-101 reports each year.
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
The overall goal of fiscal 2011’s exploration project was to confirm historic data on two major targets; including the sampling of the intersection of two veins, the Rainbow and the Gloucester. Historic sampling data indicates a probable zone of high grade gold in the intersection area. Sampling of this area has been completed. The Company is awaiting assay results, which should be available in the near future.
The second major sampling project was geochemical sampling of the property. Soil and/or rock chip samples on a grid system with sample lines 125 meters apart and 50 meters between sample points have been collected. The samples will be analyzed for the presence of 48 elements. The concentration of the 48 elements within the grid enables the Company’s geologists to determine the shape and course of known structures and to identify structures which are not visible from the surface.
In addition to gold and silver, previous studies in the area have identified a number of trace elements in the vicinity of ore bodies. We are closely monitoring the data for indications of economically important elements, which include the rare metals tellurium and indium and monazite, which are essential to many of today’s green technologies. Tellurium is known to be present in Brooklyn Mine ores. Indium is known to be associated with zinc in the district.
Although very speculative, historic information has revealed enough to warrant study of a possible intrusive breccia pipe. The area surrounding the Brooklyn is known for high grade ores contained in these breccia pipes, which geologists call “spectacular.” Previous investigations have shown that a number of veins radiate from the possible breccia zone. One short crosscut into the zone indicates that ore grade silver might extend to the perimeter of the zone. This prospective pipe is known as the Growler Pipe.
As of the date of this report, 216 samples have been prepared for laboratory analysis. Analysis include: Aquaregia dig ICP-MS ICPAES for 51 elements, and Au Ag fire assay w/gravimetric finish.
Upon completion of the geotechnical sample analysis, the diamond drilling plan will be prepared and application for drilling permits will be submitted to the state.
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
3.
We shall perform exploration, mining, development, production, processing or any other activity (“work” herein) which benefits the Leased Premises at a minimum cost of $150,000 for the first year, $200,000 for the second year and $250,000 for the third year. The first two years of work have been combined are currently due by February 29, 2012.

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
During fiscal 2011, the land position surveys were completed and corner monuments were set for the King Solomon claims. Several original corners, first placed in the 1800s, were found and the monuments were reset, which verifies the claim locations. Specific survey control points were completed to establish and fix the location of the two principal mine portals relative to the claim boundaries and surface vein expressions.
Exploration teams entered and explored the underground workings, locating important vein structures, and took ore samples from each. Underground workings also revealed areas that are ready to be mined along with those that will require re-habilitation and timbering.
Most importantly, sufficient data was collected to begin the construction of the 3-D model of the mine; the most efficient way to develop the surface and underground diamond drilling exploration plan.
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

The Silver Wing Mine
On May 16, 2011, we issued One Million (1,000,000) Restricted Shares of Colorado Goldfields Inc. Class A Common Stock to accept assignment of an Option Contract for Sale and Purchase of the Silver Mine.
The properties consist of 27 patented mining claims (224 acres) in San Juan County, in southwestern Colorado known as the Silver Wing mine. The mine’s polymetallic ore contains recoverable metal values in gold, silver, lead, copper and zinc. Colorado Goldfields intends to develop a mining and milling operation and produce approximately 14,500 tons annually of gold, silver, copper, lead and zinc concentrates. After a 1-year of ramp up work, ultimate production could reach 360 tons per day.
The option that we hold allows Colorado Goldfields to acquire the properties in exchange for 1.5 million shares of 4-year restricted Class A Common Stock, due on or before December 15, 2011, a 5% Net Smelter Royalty, and a cash payment of $300,000 due by March 31, 2012.

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
Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2010 and May 31, 2011. On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of August 31, 2011.
The Company filed motions for (a) a new trial on all or part of the issues; (b) an amendment of findings; and (c) an amendment of judgment pursuant to C.R.C.P. Rule 58(a). On March 25, 2011, the court evoked C.R.C.P. 59(j) and denied the post trial motions by not ruling on them.
The Company filed a Notice of Appeal with the Colorado Court of Appeals on January 7, 2011. The outcome of the appeal process is not certain; however, Company legal counsel advised that it appears that the appeal has merit. On March 29, 2011 the Colorado Court of Appeals served the notice of filing the record, and set the brief due date as May 9, 2011. On April 5, 2011, the Company filed an amendment to the Notice of Appeal to include the March 25, 2011 order of attorney’s fees. On May 16, 2011, the Court of Appeals accepted an amendment to the case to include the March 25, 2011 order awarding attorney’s fees. The Company’s opening brief was filed on September 2, 2011. Mr. Hennis’s answer brief was filed on November 2, 2011. The Company’s reply brief was filed on November 15, 2011.
On March 17, 2011, Hennis attempted to garnish funds held in the Company’s bank account. On March 21, 2011, the Company filed a Motion to stay the garnishment and followed with a motion to traverse the garnishment in its entirety on May 11, 2011. On April 18, 2011, the court ordered the funds (approximately $85,000) to be sent into the court registry and held there until further order. However on March 25, 2011, JPMorgan Chase Bank (the “Garnishee”) had released the funds back to the Company. On June 15, 2011, the Garnishee filed a notice of appearance and requested that the court hold the funds in the court registry.
On July 29, 2011, Garnishee filed a Motion for Contempt of Court against the Company and its CFO C. Stephen Guyer seeking remedial sanctions against the Company and C. Stephen Guyer to immediately deposit approximately $85,000 into JPMorgan Chase Bank. The Company filed responsive pleadings and a hearing was set for October 5, 2011.

On October 5, 2011, a hearing was held regarding the traverse to the garnishment and contempt of court motion to determine if the Company’s CFO had violated two of the court’s orders. The Garnishee asserted that the Company’s CFO had “induced” them to release funds, which retrospectively, were in violation of the court’s orders. The court denied the Company’s motion to traverse the garnishment. As of the filing date of this report, the funds remain in the court registry and the remedial contempt motion remains unresolved.
Former Law Firm Litigation
On March 2, 2009 the Company’s former legal counsel, Jackson Kelly PLLC, filed a Complaint in District Court, Denver, Colorado, claiming breach of contract of the promissory note executed by the Company October 2, 2008. On October 16, 2009, the Court granted a Motion for Summary Judgment against the Company in the amount of $138,005 plus interest at 6.25% until satisfied. The promissory note has been purchased by an unrelated third-party in individual transactions of $25,000. On November 17, 2010 Satisfaction of Judgment was filed with the court, as the promissory note was fully paid in full satisfaction of the promissory note and judgment.
Other Legal Matters
On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. We believe that this lawsuit is without merit and have filed a Motion for Change of Venue with the court. On January 15, 2010, the Court denied our Motion to Change Venue. On February 11, 2010 we filed a Request to Reconsider Motion to Change Venue. The motion to change venue was denied. In July 2010 the Company filed a motion to dismiss and filed a reply to the plaintiff’s response to the motion to dismiss on August 25, 2010. On September 12, 2011, we entered into a stipulated settlement agreement. The agreement specifies that we pay to the Plaintiff the sum of $80,000 with accrued interest at 8% per annum due on September 13, 2013. On October 4, 2011 a stipulated motion to dismiss with prejudice was filed with the court.
Mines and mining claims near to the CGFI Mineral Properties are owned by other parties. Because the various mines possibly have interconnections between adits and tunnels and common stormwater conveyances and treatment sites, the environmental issues are both factually complex and legally complex. Disputes among the various property owners, over environmental liabilities, responsibility for clean-up and maintenance of the sites and facilities, and responsibility for site remediation continue.
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
Market Information
On February 23, 2011, the Company’s stock quotation coverage moved from the FINRA operated OTC Bulletin Board to the OTC Markets Group, Inc.’s OTCQB under the same symbol “CGFIA.” OTCQB is the middle tier of the OTC market. OTCQB companies are reporting with the SEC or a U.S. banking regulator, making it easy for investors to identify companies that are current in their reporting obligations. There are no financial or qualitative standards to be in this tier. Our Class A common stock also continues to trade on the FINRA owned OTC Pinksheets. Our Class B common stock is restricted and does not trade on any market.
The table below sets forth the high and low sales prices for our common stock for the periods indicated as reported by the OTCBB. Sales prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.*

Year Ended	High	Low
August 31, 2006
April 11 to May 31, 2006 (1)	$0.32	$	Nil
Fourth Quarter	0.32		0.31
August 31, 2007
First Quarter	$0.31		$0.04
Second Quarter	0.06		0.04
Third Quarter	0.19		0.04
Fourth Quarter	0.63		0.19
August 31, 2008
First Quarter	$0.85		$0.51
Second Quarter	0.85		0.55
Third Quarter	0.85		0.22
Fourth Quarter	0.25		0.08
August 31, 2009
First Quarter	$0.13		$0.02
Second Quarter	0.02		0.01
Third Quarter	0.02		0.0058
Fourth Quarter	0.0091		0.0030
August 31, 2010
First Quarter	$0.0043		$0.0012
Second Quarter	0.0031		0.0015
Third Quarter	0.0029		0.0016
Fourth Quarter	0.0021		0.0009
August 31, 2011
First Quarter	$0.0029		$0.0007
Second Quarter	0.001		0.0009
Third Quarter	0.001		0.0006
Fourth Quarter	0.0008		0.0004

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

On November 21, 2011 the last reported sales price of our Class A common stock as reported on the OTCQB was $0.0003 per share. As of November 21, 2011, there were 83 holders of record of our Class A common stock. The number of holders of record does not include those shareholders who own their shares in street name. We estimate that the ultimate number of beneficial owners of both Class A and Class B shares is approximately 7,000.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following sets forth information for the equity compensation plans outstanding as of August 31, 2011 (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:
Equity Compensation Plan Information

	Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance as of
Plan Category	warrants and rights	warrants and rights	November 22, 2011
Equity compensation plans approved by security holders:	—	—	—
Equity compensation plans not approved by security holders:	—	—	—
2008 Employee Stock Incentive Plan	—	—	67,730
2008 Non-Qualified Consultants & Advisors Stock Compensation Plan.	—	—	4,544,057
2008 Stock Compensation Plan	—	—	2,418,712,167
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

2008 Non-Qualified Consultants & Advisors Stock Compensation Plan
On September 12, 2008, our Board of Directors approved the 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan (the “2008 Consultants Plan”). As of November 22, 2011 we are authorized to issue up to 1,865,000,000 shares of our Class A Common Stock (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock) to consultants or advisors in connection with services rendered by such persons or entities. The 2008 Consultants Plan is administered by our Compensation Committee of the Board of Directors, or if the we do not have a Compensation Committee, then a committee appointed by the Board which is to consist of one executive officer of the Company and at least one independent, non-employee member of the Board. If no committee is appointed, then the Board of Directors administers the plan. We currently do not have a Compensation Committee. Our Board has appointed C. Stephen Guyer, our Chief Financial Officer and Director, and Norman J. Singer, one of our independent Directors, to act as the committee to administer the 2008 Consultants Plan. We have registered with the Securities and Exchange Commission the common shares issuable under the 2008 Consultants Plan. One of the primary purposes of the plan is to give our company the flexibility to pay for services with shares of our common stock rather than with cash during our exploratory stage.
2008 Employee & Director Stock Compensation Plan
In November, 2008, our Board of Directors approved the Employee & Director Stock Compensation Plan (the “2008 Employee Plan”). The purpose of the 2008 Employee Plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company. Considering that we are an exploratory mining company which faces challenging economic times and difficult capital markets, the Board of Directors believes that using our common stock is an important means of retaining and compensating employees and directors. As of November 22, 2011 we are authorized to issue up to 6,110,800,000 Shares of our Class A Common Stock (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock). The 2008 Employee Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, one of whom is an independent director, or in the absence of such a committee, the Plan is to be administered by the Board of Directors. Our Board of Directors appointed C. Stephen Guyer, our CFO, and Norman J. Singer, one of our independent directors, to the committee. Any of our employees or directors are eligible to receive awards under the Plan.
On April 18, 2011 the Board of Directors amended the 2008 Employee Plan defining eligible persons to be: “officers, directors, employees, consultants, and advisors of the Company and/or one or more of its subsidiaries, if any.” On June 1, 2011 The Board of Directors amended the name of the 2008 Employee and Director Stock Compensation Plan to “2008 Stock Compensation Plan.”
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
This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the two years ended August 31, 2011, as well as our future results. It consists of the following subsections:
•
“Results and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2012;

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
Results and Plan of Operation
The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the year ended August 31, 2011 and compares those results to the year ended August 31, 2010.
During fiscal 2011 we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult. The litigation commenced by our former president, Todd C. Hennis necessarily caused all work relating to the Gold King Mine to be terminated.
Therefore, in fiscal 2011 we focused primarily on re-activation of the Pride of the West Mill, securing agreements for “custom” or “toll” milling, and acquiring rights to new properties for exploration and development. In that regard, we were generally successful. We purchased the Pay Day and Rage uranium claim group, undertook a redesign of the mill’s tailings disposal facility, and completed several milestones of exploration on both the Brooklyn and King Solomon mines.
See “Item 2. Properties,” for a detailed description of the results of our activities relating to work performed in fiscal 2011.

In summary and as described in “Item 2. Properties,” while the ultimate result of our amendment presented to the Mined Land Reclamation Board did not result in the granting of Amendment Number 2, many parts of the amendment were accepted. Through that permit amendment process and working with the Division of Reclamation Mining and Safety, we have learned what methods of tailings disposal will most likely be acceptable. Furthermore, the DRMS accepted the parts of the amendment regarding the following.
•	Mill building;
•	Laboratory building;
•	Ore stockpile area;
•	Leach plant building;
•	River protection dike;
•	Procedures for custom or “toll” milling.
This put us in a position to move forward with the mill re-activation project with much more focus and certainty. A “dry stack” method of tailings disposal will be part of a new permit amendment (“AM-03”). We believe that AM-03 will be completed and submitted by December 31, 2011.
Last year we predicted profits from operations by August 2011. Given the events described above, especially the necessity to develop a new approach to tailings handling, which caused a much longer than expected permit amendment process related to the mill, we are now targeting profits from operations by August 2012.
Weather conditions in San Juan County, Colorado vary dramatically by season. During the winter season our activities are concentrated on analysis, planning, and development of properties in more temperate climates. Surface drilling and property exploration in San Juan County can reasonably take place between May and late October. Of course underground operations continue year-round.
Our plan of operation for fiscal 2012 is to continue seeking funding for our operations and mining exploration program, complete all necessary permitting requirements, bring the Pride of the West Mill into operation, and commence custom/toll milling of ore.
Liquidity and Capital Resources
We were formed in early 2004 and have primarily had limited activity until our acquisition of the Pride of the West Mill in Silverton, Colorado. Since we have received no revenue from the production of gold or other metals, we have relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception, and we expect we will continue to incur losses for the next year.
As of the date of this filing, we have two available external sources source of funds. Although those sources have provided funding in the past, those sources are under no obligation to do so in the future. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.
Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. We have a working capital deficit of $2,632,979 at August 31, 2011, incurred net losses of $6,163,394 and $3,660,418 for the years ended August 31, 2011 and 2010 respectively, and have a deficit accumulated during the exploration stage of $19,204,248 for the period from February 11, 2004 (inception) through August 31, 2011. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, convertible promissory notes and advances from unrelated parties, sale of assets, and equity financing to fund our operations. These conditions (as indicated in the 2011 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about the Company’s ability to continue as a going concern.

We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining and milling operations. Our significant capital requirements for the foreseeable future include exploration commitments of $650,000 on our mining property options, payment on a $444,371 promissory note, which is collateralized by the Pride of the West Mill, and related accrued interest of $9,204, payment on notes payable including accrued interest to related parties totaling $320,521, re-activation expenses for the mill, and our corporate overhead expenses.
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
As of August 31, 2011, we had cash of approximately $12,000, and other current assets of approximately $89,000 and current liabilities of approximately $2,734,000, resulting in a working capital deficit of approximately $2,633,000. We used cash and cash equivalents of $619,000 in operating activities for the year ended August 31, 2011. Cash provided by investing activities for the year ended August 31, 2011 of $43,000 consisted primarily of the sale of property, plant and equipment. Capital provided by financing activities of $568,000 consisted of cash proceeds from loans made by private investors during the year, net of repayments and loan acquisition costs.
Results of Operations
We are presently in the exploration stage of our business and have not earned any revenues to date, and we do not anticipate earning revenues until we acquire and develop mining properties with proven reserves or perform milling for other mining companies.
Year Ended August 31, 2011 Compared to Year Ended August 31, 2010
For the year ended August 31, 2011, we incurred a net loss of approximately $6,163,000 compared to a net loss of approximately $3,660,000 for the year ended August 31, 2010. The $2,477,000 increase in net loss is primarily due to the accounting treatment of convertible debt financing, which has been our primary source of funding.
For the years ended August 31, 2011 and 2010, overall mineral property and exploration costs increased $143,000 to $711,000 from $568,000, respectively. The increase was due to increasing expenditures related to mill re-activation.
Professional fees primarily relate to the litigation brought by our former president Todd C. Hennis and increased to $360,000 from $270,000 from 2010 to 2011, and increase of $90,000.
General and administrative costs were approximately $2,821,000 and $2,620,000 for the years ended August 31, 2011 and 2010, respectively; an increase of $201,000. Additional detail regarding general and administrative expenses follows.
Consulting expenses were $1,831,000 and $1,053,000 for the years ended August 31, 2011 and 2010, respectively, an increase of $778,000. The vast majority of these expenses are all in the form of stock based compensation. The increase is due to an award by the district court of $59,000 to Todd C. Hennis pursuant to the San Juan Properties litigation, increasing economic imaging activities, and consulting services related to potential and actual acquisitions.

Salaries and related payroll liabilities were $490,000 and $453,000 for the years ended August 31, 2011 and 2010, respectively, a $37,000 increase. The increase is due to higher compensation pursuant to our executive compensation agreements with our Chief Executive Officer and Chief Financial Officer in fiscal 2011. All salaries are either paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3, or accrued as unpaid compensation. Our Chief Executive Officer and Chief Financial Officer have forgone any cash compensation since September 2008. Since September 2010, the CEO and CFO have not accepted any stock based compensation. However, compensation for amounts owed pursuant to our executive employment agreements has been fully accrued as August 31, 2011.
Travel and related costs were $10,000 and $14,000 for the years ended August 31, 2011 and 2010, respectively, a decrease of $4,000. The decrease in travel during the 2011 fiscal year was due to a lower level of management’s physical presence at the operations site in Silverton, Colorado in favor of local consulting supervision.
Website costs were zero and $55,000 for the years ended August 31, 2011 and 2010, respectively, a decrease of $55,000. The decrease was due to the completion of redesign activities related to our website in fiscal 2010.
Investor relations expenses were $251,000 and $511,000 for the years ended August 31, 2011 and 2010, respectively, a decrease of $260,000. The decrease is due to a more stringent selection criteria applied to media resources to keep our shareholders informed of the Company’s progress.
Total interest expense was $2,660,000 and $241,000 for the years ended August 31, 2011 and 2010, respectively; an increase of $2,419,000. The primary reason for the increase relates to the required accounting treatment of convertible debt derivative liabilities. Non-cash amortization of debt discount and deferred financing costs, included in interest expense, was $2,512,402 and $88,767 for the years ended August 31, 2011 and 2010, respectively. The remaining interest expense is primarily related to the mortgage on the mill which was purchased in June 2007, officer loans and legal settlement interest.
Other income was $22,000 and $26,000 during the years ended August 31, 2011 and 2010 respectively, a decrease of $4,000 due primarily to the net effect of gains and losses on the sale of assets that are not immediately needed for operations.
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
Derivatives: The Company follows the relevant accounting guidance and records derivative instruments (including certain derivative instruments embedded in other contracts) in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded in earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our Common Stock. The Company utilizes a Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.
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
In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 (March 1, 2012 for the Company). The Company does not expect the adoption of ASU 2011-05 to have a material impact on its results of operations, financial condition, or cash flows.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Colorado Goldfields Inc.
We have audited the accompanying balance sheets of Colorado Goldfields Inc. (an Exploration Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, cash flows and stockholders’ (deficit) equity for each of the years then ended, and for the period from February 11, 2004 (inception) through August 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Goldfields Inc. as of August 31, 2011 and 2010, and the results of its operations and cash flows for each of the years then ended, and for the period from February 11, 2004 (inception) through August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $6,163,394 for the year ended August 31, 2011, and a deficit accumulated during the exploration stage of $19,204,248 for the period from February 11, 2004 (inception) through August 31, 2011. The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ GHP HORWATH, P.C.
Denver, Colorado
November 22, 2011

Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	August 31,	August 31,
	2011	2010
ASSETS
Current Assets
Cash	$11,838	$20,019
Prepaid expenses and other	88,823	18,459

Total Current Assets	100,661	38,478

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,605,878	1,660,015
Mining rights and claims (Note 4)	294,722	280,556
Restricted cash (Note 3)	515,428	318,154
Deferred financing costs	28,805	13,206
Other	11,520	11,520

Total Non-Current Assets	2,456,353	2,283,451

Total Assets	$2,557,014	$2,321,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$253,453	$317,149
Accrued liabilities	1,023,340	507,140
Convertible debt, less unamortized discount of $285,693 (2011)
and $126,238 (2010), (Note 7)	153,605	23,762
Derivative liabilities (Note 8)	529,146	140,284
Notes payable, including accrued interest — related parties (Note 5)	320,521	280,600
Promissory note payable, including accrued interest (Note 6)	—	75,754
Mortgage notes payable, including accrued interest (Note 3)	453,575	807,896

Total Current Liabilities	2,733,640	2,152,585

Non-Current Liabilities
Notes payable, including accrued interest — related parties (Note 5)	—	31,979
Asset retirement obligation	656,570	612,550

Total Non-Current Liabilities	656,570	644,529

Total Liabilities	3,390,210	2,797,114

Contingencies and Commitments (Note 13)

Stockholders’ Deficit (Note 9)
Class A common stock, 15,000,000,000 shares authorized, $0.001 par value; 7,770,773,405 and 1,773,286,964 issued and outstanding, respectively	7,712,512	1,715,026

Class B common stock, 500,000,000 shares authorized, $0.001 par value; 490,371,533 and 40,744,353 shares issued and outstanding, respectively	—	—

Additional paid in capital	10,629,290	10,821,393
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(19,204,248)	(13,040,854)

Total Stockholders’ Deficit	(833,196)	(475,185)

Total Liabilities and Stockholders’ Deficit	$2,557,014	$2,321,929

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations

			Accumulated
			from February 11,
	For the Year	For the Year	2004 (Date of
	Ended	Ended	Inception) to
	August 31, 2011	August 31, 2010	August 31, 2011

Revenue	$—	$—	$—

Operating expenses

Donated rent	—	—	9,750
Donated services	—	—	19,500
General and administrative	2,820,984	2,619,760	12,502,560
Mineral property and exploration costs	711,122	567,927	2,597,068
Professional fees	359,536	270,452	1,520,998

Total operating expenses	(3,891,642)	(3,458,139)	(16,649,876)

Other income (expense)
Other income	22,119	26,033	102,941
Interest income	647	1,907	33,781
Gain on derivative liabilities	365,735	10,789	376,524
Interest expense	(2,660,253)	(241,008)	(3,067,618)

Total other expense	(2,271,752)	(202,279)	(2,554,372)

Net Loss	$(6,163,394)	$(3,660,418)	$(19,204,248)

Net Loss Per Common Share — Basic and Diluted	*	*

Weighted Average Number of Common Shares Outstanding	3,927,613,802	1,186,999,066

*	Amount is less than $(0.01) per share.
The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows

			Accumulated from
	For the Year	For the Year	February 11, 2004
	Ended	Ended	(Date of Inception) to
	August 31, 2011	August 31, 2010	August 31, 2011

Cash Flows Used in Operating Activities:
Net loss	$(6,163,394)	$(3,660,418)	$(19,204,248)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	—	—	29,250
Amortization of debt discount and deferred financing costs	2,512,402	88,767	2,601,169
Depreciation and amortization	32,039	38,321	130,464
Gain on derivative liabilities	(365,735)	(10,789)	(376,524)
Impairment of mining rights	135,834	126,944	262,778
Stock issued for services	2,368,137	2,189,801	9,411,461
Stock-based compensation — options	—	—	899,303
Accrued interest on debt	107,483	101,850	310,379
Accretion expense on asset retirement obligation	44,020	41,050	156,570
Gain on sale of property, plant and equipment	(20,802)	(13,716)	(73,757)
Change in operating assets and liabilities:
Increase in restricted cash	(197,274)	—	(515,428)
(Increase) decrease in prepaid expenses and other	(14,214)	5,009	(14,214)
Increase in accounts payable	430,053	393,412	1,599,088
Increase in accrued liabilities	511,969	401,529	1,019,108
(Increase) decrease in other assets	—	2,000	(11,520)

Net cash used in operating activities	(619,482)	(296,240)	(3,776,121)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	42,900	15,000	202,400
Acquisition of property, plant and equipment	—	—	(717,736)

Net cash provided by (used in) investing activities	42,900	15,000	(515,336)

Cash Flows from Financing Acitvities:
Advances received	—	—	405,733
Repayment of advances	—	—	(405,733)
Proceeds from notes from related parties	—	195,700	581,452
Repayment of advances from related party	(10,544)	—	(20,596)
Proceeds from note payable	—	—	100,000
Repayment of notes payable	(513,704)	(75,000)	(688,704)
Proceeds from issuance of convertible debt	1,218,977	200,000	1,418,977
Loan acquisition costs	(126,898)	(20,000)	(146,898)
Proceeds from exercise of warrants	570	—	570
Net proceeds from issuance of common stock	—	—	3,058,494

Net cash provided by financing activities	568,401	300,700	4,303,295

(Decrease) increase in cash	(8,181)	19,460	11,838

Cash — Beginning of Period	20,019	559	—

Cash — End of Period	$11,838	$20,019	$11,838

Supplemental Disclosures:
Interest paid	$16,459	$6,736	$94,781
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable for debt	$30,742	$—	$166,036
Issuance of common stock to satisfy accounts payable	$459,024	$343,828	$1,172,867
Issuance of common stock for prepaid expenses	$191,140	$79,940	$528,579
Issuance of common stock for mining rights	$150,000	407,500	$557,500
Exchange of convertible debt for common shares	$2,771,502	$107,136	$2,878,638
Exchange of property, plant and equipment for accounts payable	$—	$—	$2,750
Forgiveness of related party debt and accrued interest	$—	$—	$288,361

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders’ (Deficit) Equity
From February 11, 2004 (Date of Inception) to August 31, 2011

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders’
	Common Stock		Common Stock		Paid in	Donated	Exploration	(Deficit)
Number of Shares	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Equity

Balances — February 11, 2004 (Date of inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	—	—	2,500
Donated services and rent	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	51,350,000	2,500	—	—	—	4,500	(5,898)	1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	—	—	53,750
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	114,510,500	56,250	—	—	—	13,500	(41,217)	28,533
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	114,510,500	56,250	—	—	—	22,500	(77,365)	1,385
Donated services and rent	—	—	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	114,510,500	56,250	—	—	—	29,250	(377,558)	(292,058)
Issuance of common stock for cash (net of offering costs of $282,231)	11,386,180	11,386	—	—	2,990,858	—	—	3,002,244
Shares issued for services	9,829,440	9,829	—	—	859,910	—	—	869,739
Stock-based compensation — options	—	—	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	—	—	(3,721,021)	(3,721,021)

Balances — August 31, 2008	135,726,120	77,465	—	—	4,745,977	29,250	(4,098,579)	754,113
Shares issued for services	370,282,860	370,283	—	—	3,871,000	—	—	4,241,283
Issuance of common stock to satisfy accounts payable	29,389,147	29,389	—	—	340,626	—	—	370,015
Stock-based compensation — options	—	—	—	—	4,094	—	—	4,094
Stock issued to beneficial owners of Class A Common Stock	—	—	35,732,285	—	—	—	—	—
Forgiveness of related party debt and accrued interest	—	—	—	—	288,361	—	—	288,361
Net loss	—	—	—	—	—	—	(5,281,857)	(5,281,857)

Balances — August 31, 2009	535,398,127	477,137	35,732,285	—	9,250,058	29,250	(9,380,436)	376,009
Shares issued for services	921,203,109	921,203	—	—	1,029,557	—	—	1,950,760
Issuance of common stock to satisfy accounts payable	144,810,731	144,811	—	—	199,017	—	—	343,828
Shares issued for mining rights	125,000,000	125,000	—	—	282,500	—	—	407,500
Shares issued for convertible debt	46,874,997	46,875	—	—	60,261	—	—	107,136
Stock issued to beneficial owners of Class A Common Stock	—	—	5,012,068	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,660,418)	(3,660,418)

Balances — August 31, 2010	1,773,286,964	$1,715,026	40,744,353	$—	$10,821,393	$29,250	$(13,040,854)	$(475,185)
Shares issued for services (Note 9)	3,016,771,036	3,016,771	—	—	(592,484)	—	—	2,424,287
Issuance of common stock to satisfy accounts payable (Note 9)	583,549,464	583,549	—	—	(124,525)	—	—	459,024
Shares issued for convertible debt (Note 9)	2,147,165,941	2,147,166	—	—	624,336	—	—	2,771,502
Shares issued for mining rights (Note 4)	250,000,000	250,000			(100,000)			150,000
Stock issued to officers (Note 9)	—	—	449,623,244	—	—	—	—	—
Class B warrants exercised and shares issued (Note 9)	—	—	3,936	—	570	—	—	570
Net loss	—	—	—	—	—	—	(6,163,394)	(6,163,394)

Balances — August 31, 2011	7,770,773,405	$7,712,512	490,371,533	$—	$10,629,290	$29,250	$(19,204,248)	$(833,196)

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011
1.	Organization, Nature of Business, Going Concern and Management’s Plans
Organization and Nature of Business
The Company was incorporated in the State of Nevada on February 11, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether the properties it has acquired and intends to acquire contain mineral reserves that are economically recoverable.
Going Concern and Management’s Plans
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $2,632,979 at August 31, 2011, incurred net losses of $6,163,394 and $3,660,418 for the years ended August 31, 2011 and 2010, respectively, and has incurred a deficit accumulated during the exploration stage of $19,204,248 for the period from February 11, 2004 (inception) through August 31, 2011. Accordingly, it has not generated cash flows from operations and has primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations.
The Company is dependent upon the State of Colorado Mined Land Reclamation Board (“MLRB”), approving an amendment to the existing reclamation permit for the Company’s Pride of the West Mill (“the Mill”). The amendment, if approved, would cure a current cease and desist order, which was issued in 2005 and allow the Mill to become operational. The permit amendment process is lengthy and complex. In December 2010, the Company presented a proposed permit amendment to the MLRB. While portions of that permit amendment were approved, there remain deficiencies that require additional work. As a result, on December 30, 2010, the MLRB denied the Company’s permit amendment application.
The Company is preparing additional material for consideration by the State of Colorado Division of Reclamation, Mining and Safety (“DRMS”) and the MLRB. Management expects to submit a new permit amendment application to the DRMS by the end of 2011. Ultimately, should the Company not be able to obtain the approval of a new permit amendment, management anticipates that the Mill will be reclaimed and liquidated.
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

The Company continues to explore sources of additional financing to satisfy its current operating requirements. In May 2010, the Company closed a one-year funding arrangement with an institutional investor (the “Delaware Partnership Investor”), in which the Delaware Partnership Investor has provided convertible debt financing to the Company of approximately $1 million. In November 2010, the Company closed an additional one-year funding arrangement with the Delaware Partnership Investor, in which the Delaware Partnership Investor may provide convertible debt financing in no less than $50,000 tranches, up to $650,000. The Delaware Partnership Investor is under no obligation to provide funding, and the timing of funding is solely at the discretion of the Delaware Partnership Investor. Proceeds from the financings are to pay the Company’s existing aged debt and for working capital requirements. Through August 31, 2011, the Company has received $1,203,978 ($1,053,978 during the year ended August 31, 2011) under these facilities (Note 7), of which $151,989 was used to pay off a promissory note payable and accrued interest (Note 6) and $425,000 was used to pay down the mortgage payable and accrued interest (Note 3). During the year ended August 31, 2011, the Company also entered into four funding arrangements for a total of $165,000, with a group of New York private investors in the form of convertible notes (Note 7).
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
Basic and Diluted Net Loss Per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the years ended August 31, 2011 and 2010, the Company issued Class B Common Stock, which are not publicly-traded shares. The Class B Common Stock share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the years ended August 31, 2011 and 2010, the effect of the conversion of outstanding options, warrants and debt and Class B common shares would have been anti-dilutive. The following table represents the potential dilutive securities from the calculation of diluted loss per share.

	August 31, 2011	August 31, 2010
Class B Common Stock	490,371,533	40,744,353
Class B warrants	—	40,744,353
Convertible debt	1,399,185,672	254,515,600
Comprehensive Income (Loss)
For the years ended August 31, 2011 and 2010 there were no differences between net loss and comprehensive loss.
Cash
Cash, excluding restricted cash, includes deposits in banks which are unrestricted as to withdrawal or use.
Mineral Property and Exploration Costs
The Company has been in the exploration stage since its formation on February 11, 2004, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties.
Before mineralization is classified as “proven and probable” reserves; costs are expensed and classified as Mineral property and exploration costs. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as “proven and probable reserves.”
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
Mining Rights
The Company has determined that its mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are contractually limited by time. However, the Company has the ability to extend the leases (Note 4). For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the years ended August 31, 2011 and 2010, the Company recorded impairment charges of $135,834 and $126,944, respectively.

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
Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management believes no impairment exists as of August 31, 2011.
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
As of August 31, 2011, the Company had the following financial assets and liabilities which are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash (time deposits)	—	$515,428	—
Derivative liabilities	—	$529,146	—
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
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no income tax expense recognized during the years ended August 31, 2011 or 2010, for interest and penalties.
Asset Retirement Obligation
The fair value of a liability for an asset retirement obligation is required to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. In connection with the Company’s acquisition of the Pride of the West Mill (the “Mill”) in June 2007, an asset retirement obligation was recorded. The associated asset retirement costs were capitalized as part of the carrying amount of the Mill (See Note 3). Accretion expense is recorded in each subsequent period to recognize the changes in the liability resulting from the passage of time. During the years ended August 31, 2011 and 2010, the Company recorded accretion expense of $44,020 and $41,050, respectively. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the long-lived asset. Other than the increase due to accretion, no other changes or revisions to the original fair value of the liability occurred during the years ended August 31, 2011 or 2010.
Recent accounting pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009 (the adoption of which did not have an impact on the Company’s financial statements), except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (September 1, 2011 for the Company). As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its results of operations, financial condition, or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 (March 1, 2012 for the Company). The Company does not expect the adoption of ASU 2011-05 to have a material impact on its results of operations, financial condition, or cash flows.

3.	Property, Plant and Equipment
On June 29, 2007, the Company acquired the Mill located in Howardsville, Colorado for consideration of $900,677 plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property and bears interest at 12% per year. All unpaid principal was originally due June 29, 2009. The due date on the mortgage was extended and is currently due in full on July 1, 2012. During the year ended August 31, 2011, $425,000 of the mortgage including accrued interest was paid with proceeds from the issuance of convertible notes (See Note 7).
Interest expense in connection with the mill mortgage for the years ended August 31, 2011 and 2010 was $70,679 and $78,000, respectively.
In connection with the acquisition of the Mill, the Company was obligated to replace a financial warranty that the seller had provided to the DRMS. In December 2007, the Company replaced the financial warranty by purchasing a certificate of deposit, which is restricted, to secure an irrevocable standby letter of credit (the “LOC”) totaling $318,654, with a financial institution. On May 13, 2011, the LOC was drawn upon in the amount of $318,654. The funds were deposited as a restricted cash deposit with the State of Colorado.
In October 2009, the DRMS notified the Company of a potential $196,476 increase in the financial warranty. On February 23, 2011, the Company entered in to a joint stipulation with the DRMS that provides for the payment of the increase in the financial warranty in four equal monthly installments of $49,119 beginning in March 2011. The additional funds are held as a restricted cash deposit with the State of Colorado. As of August 31, 2011, the total funds held as a restricted cash deposit with the State of Colorado related to the mill financial warranty is $515,130.
Property, plant and equipment consist of the following as of August 31, 2011 and 2010:

	August 31, 2011	August 31, 2010
Computer equipment	$2,118	$2,118
Mine and drilling equipment	77,150	111,250
Mobile mining equipment	28,400	61,519
Land and mill	1,567,176	1,567,176

	1,674,844	1,742,063
Less accumulated depreciation	(68,966)	(82,048)

	$1,605,878	$1,660,015

Depreciation expense was $32,039 and $38,321 for the years ended August 31, 2011 and 2010, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the Company’s property, plant and equipment has not yet been placed in service.

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
Utah Uranium Claims
On June 13, 2011, the Company purchased mineral rights to 63 mining claims. The claims are referred to The Pay Day and Rage claim group and are located in San Juan County northeast of Monticello, Utah. In consideration for the acquisition of these claims, the Company issued 250,000,000 shares of restricted Class A Common Stock, which had a value of $150,000 on the purchase date, (based on the quoted market price on the date the Company entered into the agreement and obtained the mineral rights). The shares were issued in two blocks of 125,000,000 shares each and are subject to lock-up provisions for periods of one and two years respectively, during which no sales or other conveyances may be undertaken.
The Silver Wing Mine
On May 16, 2011, we issued One Million (1,000,000) Restricted Shares of Colorado Goldfields Inc. Class A Common Stock to accept assignment of an Option Contract for Sale and Purchase of the Silver Mine.

The properties consist of 27 patented mining claims (224 acres) in San Juan County, in southwestern Colorado known as the Silver Wing mine. The Company intends to develop a mining and milling operation to produce gold, silver, copper, lead and zinc concentrates. The option that the Company holds allows for the acquisition of the properties in exchange for 1.5 million shares of 4-year restricted Class A Common Stock, due on or before December 15, 2011, a 5% Net Smelter Royalty, and a cash payment of $300,000 due by March 31, 2012.
5.	Notes payable — related parties
As of August 31, 2011, the Company has notes payable, including accrued interest, to related parties of $86,380 and $234,141 with its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The funds received in exchange for the Notes have primarily been used by the Company to finance working capital requirements. On April, 8, 2011, the Company secured the amounts owed to the CEO and CFO, with the Mill, and filed Second Deeds of Trust in San Juan County, Colorado. In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are now due in their entirety April 7, 2012. None of the Notes are currently in default. During the years ended August 31, 2011 and 2010, the Company recorded interest expense of $18,486 and $16,104, respectively.
6.	Promissory note payable
On October 2, 2008, the Company executed an unsecured promissory note with one of its vendors for services rendered totaling $135,294. The promissory note bore interest at 6.25% per annum and the principal and interest were due on December 19, 2008. The promissory note was in default and a Motion for Summary Judgment had been granted. During the year ended August 31, 2011, the promissory note and judgment were paid in full ($76,989 principal and accrued interest). The Company made this payment with funds raised through the issuance of convertible notes (Note 7). The Company recorded interest expense of $1,235 and $7,745 for the years ended August 31, 2011 and 2010, respectively.
7.	Convertible notes
Delaware Partnership Investor
During the year ended August 31, 2011, the Company issued 19 convertible notes under multiple funding arrangements with a Delaware Partnership Investor, totaling $1,053,978, which bear interest at 6.25% per annum and mature at various dates between November 2, 2011 and August 3, 2012. The notes are convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 60% or 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount in the amount of $1,053,978 related to the conversion features on the notes (Note 8). During the year ended August 31, 2011, $833,707 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). During the year ended August 31, 2011, the Company recorded $267,510 of debt discount amortization and the carrying value of the notes was $87,261 (net of unamortized discounts of $233,013) as of August 31, 2011. The terms of the agreement require the Company to, at all times, have authorized and reserved a sufficient number of shares to provide for full conversion of the outstanding notes (1,000,000,000 shares at August 31, 2011).
Subsequent to August 31, 2011, the Delaware Partnership Investor converted an additional $100,000 of the convertible notes into Class A common stock, and the Company entered into two additional convertible notes in the amount of $100,000, which bears interest at 6.25% per annum and matures one year from issuance. This note is convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 60% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company.

New York Private Investors
During the year ended August 31, 2011, the Company issued four convertible notes under multiple funding arrangements with a group of New York Private Investors totaling $165,000, which bear interest at 8% per annum and mature at various dates through March 20, 2012. The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 58% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. During the year ended August 31, 2011, $115,000 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). The Company recorded a debt discount of $163,574 relating to the conversion features of the notes. For the year ended August 31, 2011, the Company recorded debt discount amortization of $128,914 and the carrying value of the notes as of August 31, 2011 was $51,062 (net of unamortized discounts of $48,938). The terms of the agreement require the Company to, at all times, have authorized and reserved five times the number of shares that are actually issuable upon full conversion of the outstanding notes (1,724,137,930 at August 31, 2011).
Subsequent to August 31, 2011, the Company issued a $50,000 convertible note under funding arrangements with these New York Private Investors, which bears interest at 8% per annum and matures on June 21, 2012. The terms of the agreement require the Company to, at all times, have authorized and reserved five times the number of shares that are actually issuable upon full conversion of the outstanding note. The note is convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 58% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. Subsequent to August 31, 2011, the New York Private Investors converted $60,000 plus accrued interest of the convertible notes into Class A common stock.
Conversion of accounts payable
During the year ended August 31, 2011, the Company entered into an agreement with a vendor whereby the balance owed to the vendor for past services of $28,661 was exchanged for a convertible promissory note bearing interest at 6.5% per annum. The Company is required to make monthly payments under the terms of the note; however, the note holder has the right at its election to convert all or part of the outstanding principal and interest into the Company’s Class A common stock at a conversion rate of 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $27,550 relating to the conversion feature of the note. In August 2011, the Company and the vendor agreed to increase the amount of the convertible promissory note for additional past services owed totaling $2,081 and agreed to defer payment on the note until January 2012, while all other terms of the note were unchanged. The Company recorded a debt discount of $2,081 related to the conversion feature of the increased portion of the note. For the year ended August 31, 2011, the Company recorded debt discount amortization of $17,923 and the carrying value of the note as of August 31, 2011 was $15,283 (net of unamortized discount of $3,742).

8.	Derivative Liabilities
In accordance with ASC 815-15, Embedded Derivatives, the Company determined that the conversion features of the convertible notes described in Note 7 meet the criteria of an embedded derivative, and therefore the conversion features of the debt have been bifurcated and accounted for as derivatives. The debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion features, pursuant to ASC 815-40, Contracts in Entity’s Own Equity, have been accounted for as derivative liabilities. The Company adjusts the fair value of these derivative liabilities to fair value at each reporting date.
The Company uses a valuation pricing model to calculate the fair value of its derivative liabilities. Key assumptions used to apply this model were as follows:

	Year ended	Year ended
	August 31, 2011	August 31, 2010
Expected term	2 to 12 months	7 1/2 to 12 months
Volatility	157%–766%	139%–166%
Risk-free interest rate	0.02 – 0.31%	0.19 – 0.38%
Dividend yield	0%	0%
The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended August 31, 2011:

Balance at September 1, 2010	$140,284
Issuance of derivative liabilities	2,551,946
Derecognition of derivative liabilities related to conversion of convertible debt	(1,785,686)
Derecognition of derivative liabilities related to paydown of convertible debt	(11,663)
Gain on derivative liabilities	(365,735)

Balance at August 31, 2011	$529,146

9.	Stockholders’ Equity
Fiscal 2010 Common Stock Transactions
During the year ended August 31, 2010, the Company issued 152,000,000 shares of restricted Class A Common Stock to a various consultants for corporate communications services valued at $0.0012 to $0.002 per share, which resulted in $254,500 being recorded as expense. Also during the year ended August 31, 2010, the Company issued 125,000,000 shares of restricted Class A Common Stock to individuals valued at $.0031 to $0.0035 per share (the quoted market prices at the dates of the respective stock grants), for the purchase of mining rights totaling $407,500. During the year ended August 31, 2010, the Company converted debt totaling $50,000 into shares of restricted Class A Common Stock (Note 7).
As of August 31, 2010, the Company was authorized to grant up to 1,065,000,000 shares under the 2008 Consultants Plan, of which 839,205,543 shares were issued as of August 31, 2010. During the year ended August 31, 2010, 633,256,540 shares of Class A Common Stock were issued to consultants for services rendered valued at $0.0013 to $0.0036 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $1,078,129 being recorded as expense, $79,940 being recorded as prepaid expenses and $300,965 recorded as a reduction in accounts payable at issuance. During the year ended August 31, 2010, the Company recorded expense of $318,981 for prepaid services previously issued in shares that were earned during the period.

As of August 31, 2010, the Company was authorized to grant up to 410,800,000 shares under the 2008 Employee Plan, of which 350,675,533 were issued as of August 31, 2010. During the year ended August 31, 2010, 280,757,300 shares of Class A Common Stock were issued to employees for services rendered valued at $0.0013 to $0.0036 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $516,653 being recorded as expense and $42,863 recorded as a reduction in accounts payable.
Fiscal Year 2011 Common Stock Transactions
Class A Common Stock
During the year ended August 31, 2011, the stockholders of the Company and the Board of Directors approved an amendment to the articles of incorporation of the Company to establish and fix the number of authorized shares of Class A Common Stock that the Company can have outstanding at five billion (5,000,000,000) and subsequently approved another amendment to the articles of incorporation of the Company to establish and fix the number of authorized shares of Class A Common Stock that the Company can have outstanding at fifteen billion (15,000,000,000).
During the year ended August 31, 2011, the Company issued 226,000,000 shares of restricted Class A Common Stock to four consultants for corporate communications services and business and financial services valued at $0.0006 to $0.0022 (the quoted market prices as of the date of the issuances) per share, which resulted in $257,200 being recorded as expense. During the year ended August 31, 2011, the Company converted debt and derecognized derivative liabilities totaling $2,771,502 into 2,147,165,941 shares of restricted Class A Common Stock. During the year ended August 31, 2011, the Company also issued 250,000,000 shares of restricted Class A Common Stock valued at $150,000 for the purchase of mineral claims.
As of August 31, 2011, the Company is authorized to grant up to 1,865,000,000 shares under the 2008 Consultants Plan, of which 1,860,455,943 shares have been issued as of August 31, 2011. During the year ended August 31, 2011, 1,021,250,400 shares of Class A Common Stock were issued to consultants for services rendered valued at $0.0007 to $0.0024 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $723,890 being recorded as expense, $238,142 recorded as a reduction in accounts payable, and $113,940 being recorded as prepaid expense. During the year ended August 31, 2011, the Company recorded expense of $134,990 for prepaid services previously issued in shares that have been earned during the period.
As of August 31, 2011, the Company is authorized to grant up to 6,110,800,000 shares under the 2008 Employee Plan, of which 2,703,745,633 have been issued as of August 31, 2011. During the year ended August 31, 2011, 2,353,070,100 shares of Class A Common Stock were issued to employees for services rendered valued at $0.0004 to $0.0021 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $1,252,057 being recorded as expense and $220,883 recorded as a reduction in accounts payable, and $77,200 being recorded as prepaid expense.
On April 18, 2011, the Board of Directors amended the 2008 Employee Plan defining eligible persons to be: “officers, directors, employees, consultants, and advisors of the Company and/or one or more of its subsidiaries, if any.” On June 1, 2011, the Board of Directors amended the name of the 2008 Employee and Director Stock Compensation Plan to “2008 Stock Compensation Plan.”

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
On February 27, 2009, the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance at an exercise price of $0.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Series A common stockholders to receive Class B Securities, certain conditions must be met. As of August 31, 2011, 40,744,353 (out of a potential of 50,376,756) Class B Securities have been issued under this corporate action.
The date of any future issuances of Class B Securities is uncertain. On March 9, 2010, the Board of Directors extended the maturity date of the Class B Warrants to February 27, 2011; therefore all warrants not exercised have expired. All other terms of the Class B Warrants remain the same.
In September 2010, a total of 449,623,244 shares of restricted Class B Common Stock were issued to the CEO and CFO in exchange for the CEO and CFO agreeing not to accept issuances of Class A Common Stock for a period of one year. The value attributable to this transaction was determined to be nominal.
During the year ended August 31, 2011, 1,141 Class B warrants were exercised, resulting in cash proceeds of $570 and the issuance of 1,141 shares of Class B Common Stock. An additional 2,795 shares of Class B Common Stock were issued pursuant to the 2009 corporate action. In October 2010, the Board of Directors amended the voting rights of Class B shares. Each Class B share is now entitled to 100 votes.
Common Stock Transactions Subsequent to August 31, 2011
Subsequent to August 31, 2011, the Company issued 988,342,200 shares of its Class A Common Stock to employees, directors, consultants, and advisors for services, valued at approximately $329, 600 under the 2008 Stock Compensation Plan (formerly the 2008 Employee Plan), and 945,088,066 shares of restricted Class A Common Stock pursuant to the conversion of debt valued in total at $318,613.
10.	Transactions with Former President and CEO
For the years ended August 31, 2011 and 2010, the Company recorded $85,713 and $286,621, respectively of litigation settlement activities, and interest expense related to proceedings with the former President and CEO.
Accounts payable and accrued liabilities at August 31, 2011 and 2010, include $431,316 and $345,603, respectively, due to the former President and CEO of the Company and entities substantially owned by him (Note 12).
11.	Income Taxes
The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended August 31, 2011 and 2010 are as follows:

	2011	2010
Expected income tax benefit at statutory rate	$2,157,188	$1,281,146
State taxes	154,085	91,510
Permanent differences	(767,905)	(25,980)
Other	(28,958)	(8,077)
Change in valuation allowance	(1,514,410)	(1,338,599)

Income tax benefit	$—	$—

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $12,390,000 as of August 31, 2011. These NOLs expire in the years 2023 through 2030. On June 17, 2007, a change in control occurred which may substantially limit utilization of net operating losses incurred prior to that date.
The Company’s deferred tax assets as of August 31, 2011 and 2010 are estimated as follows:

	2011	2010
Net operating loss	$4,647,527	$3,477,397
Property, plant and equipment	630,959	499,108
Stock-based compensation	1,089,502	877,073

Deferred tax assets	6,367,988	4,853,578
Valuation allowance	(6,367,988)	(4,853,578)

Net deferred tax assets	$—	$—

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
The Company is involved in the following legal proceedings:
San Juan Properties and Hennis Proceedings
On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement, and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 51,500,000 shares of Class A Common Stock held by Hennis. Company legal counsel advised that the Hennis complaint is barred due to Hennis’s affiliate and control person status and moreover is filed in bad faith, since among other things, on June 17, 2008 as President and CEO of the Company, Hennis elected not to pay the option fee then due. The Company received a written settlement offer from Mr. Hennis two days after the Company was served on April 8, 2009. A counter-claim with jury demand was filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest.
Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2010 and August 31, 2011. On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of August 31, 2011.

The Company filed motions for (a) a new trial on all or part of the issues; (b) an amendment of findings; and (c) an amendment of judgment pursuant to C.R.C.P. Rule 58(a). On March 25, 2011, the court evoked C.R.C.P. 59(j) and denied the post trial motions by not ruling on them.
The Company filed a Notice of Appeal with the Colorado Court of Appeals on January 7, 2011. The outcome of the appeal process is not certain; however, Company legal counsel advised that it appears that the appeal has merit. On March 29, 2011, the Colorado Court of Appeals served the notice of filing the record, and set the brief due date as May 9, 2011. On April 5, 2011, the Company filed an amendment to the Notice of Appeal to include the March 25, 2011 order of attorney’s fees. The Company’s opening brief was filed on September 2, 2011. Mr. Hennis’s answer brief was filed on November 2, 2011. The Company’s reply brief was filed on November 15, 2011.
On March 17, 2011, Hennis attempted to garnish funds held in the Company’s bank account. On March 21, 2011, the Company filed a Motion to stay the garnishment and followed with a motion to traverse the garnishment in its entirety on May 11, 2011. On April 18, 2011, the court ordered the funds (approximately $85,000) to be sent into the court registry and held there until further order. However on March 25, 2011, JPMorgan Chase Bank (the “Garnishee”), had released the funds back to the Company. On June 15, 2011, the Garnishee filed a notice of appearance and requested that the court hold the funds in the court registry.
On July 29, 2011, Garnishee filed a Motion for Contempt of Court against the Company and the CFO C. Stephen Guyer seeking remedial sanctions against the Company and C. Stephen Guyer to immediately deposit approximately $85,000 into JPMorgan Chase Bank. The Company filed responsive pleadings and a hearing was set for October 5, 2011.
On October 5, 2011, a hearing was held regarding the traverse to the garnishment and contempt of court motion to determine if the Company’s CFO had violated two of the court’s orders. The garnishee asserted that the Company’s CFO had “induced” them to release funds, which retrospectively, were in violation of the court’s orders. The court denied the Company’s motion to traverse the garnishment. As of the filing date of this report, the funds remain in the court registry and the remedial contempt motion remains unresolved.
Other Legal Matters
On November 12, 2009, an individual filed a breach of contract complaint in San Juan County, Colorado claiming damages of $67,140. Management filed a Motion for Change of Venue with the court. On January 15, 2010, the Court denied the Company’s Motion to Change Venue. On February 11, 2010 the Company filed a Request to Reconsider Motion to Change Venue. The motion to change venue was denied. In July 2010 the Company filed a motion to dismiss and filed a reply to the plaintiff’s response to the motion to dismiss on August 25, 2010. On March 4, 2011, the court denied the Company’s motion to dismiss and set a deadline of April 1, 2011 for the Company to file an answer to the original complaint. The Company filed its answer on April 1, 2011, including a counter-claim for approximately $32,860. On September 12, 2011, the Company entered into a settlement agreement and mutual general release with the Plaintiff and agreed to pay the Plaintiff the $80,000 with interest of eight percent (8.00%) per annum on September 12, 2013, which has been accrued as of August 31, 2011. The case was dismissed with prejudice on October 4, 2011.
On December 13, 2010, the Company filed a breach of contract complaint against a neighboring mining company in Jefferson County, Colorado claiming damages of $65,000. The complaint arises from a failed agreement to rent/purchase a piece of mining equipment. On February 11, 2011, the Company and defendant entered into a settlement agreement that provides for an immediate payment to the Company of $12,000; and, 2) on the last business day of each of the next five consecutive months following this first payment, the defendant is to deliver payment to the Company in the amount of $2,000 per month. The settlement agreement was completed and the case dismissed with prejudice on September 5, 2011.

13.	Commitments and contingencies
On July 1, 2011, the Company entered into a new twelve-month executive employment agreement with its CFO. Under the terms of the Agreement, the CFO is to receive a salary of $25,000 per month, along with certain employee benefits such as vacation and health insurance. The CFO was also entitled to six months salary if terminated by the Company for convenience or due to a change of control.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of August 31, 2011, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2011 as a result of the material weakness in internal control over financial reporting discussed below.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2011. Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.
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
This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

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
The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

		First
		Became Officer
Name and Address	Age	and/or Director	Position(s)

Lee R. Rice 10920 W. Alameda Ave. Suite 201 Lakewood, CO 80226	67	July 2008	Director, President and CEO

C. Stephen Guyer 10920 W. Alameda Ave. Suite 201 Lakewood, CO 80226	58	February 2008	Director and CFO

Beverly E. Rich[2] 1553 Greene St. Silverton, CO 81433	60	July 2007	Director

Norman J. Singer 885 S. Garfield St. Denver, CO 80209	70	September 2008	Director
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

[2]	Director Rich resigned on September 29, 2011 for personal reasons. The Board of Directors is not actively seeking a replacement.

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
Director Independence
Our common stock is listed on the OTC Market Inc.’s OTQB and OTC Pinksheets inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): Beverly E. Rich and Norman J. Singer. Lee R. Rice and C. Stephen Guyer would not be considered “independent” under the NASDAQ rule due to the fact that they are employees of our company.
Board Meetings
During the fiscal year ended August 31, 2011, we had four directors. During the year fiscal year ended August 31, 2011, the Board held one meeting and has taken numerous actions by unanimous written consent.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. To our knowledge, during the fiscal year ended August 31, 2011, based solely on a review of such materials as are required by the SEC, all required reporting is current and accurate.
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
The executive officers for most recent fiscal year ended August 31, 2011 are as follows.
Lee R. Rice, President, President, CEO
C. Stephen Guyer, Chief Financial Officer
Summary Compensation Table
The following table summarizes all compensation recorded by us in the most recent fiscal years ended August 31, 2011 and 2010 for our named executive officers.

						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All other
and				Stock	Option	Plan	Compensation	Compen-
Principal		Salary	Bonus	Awards	Awards	Compen-	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	sation	($)	($)	($)
Lee R. Rice	2011	60,000	—	—	—	—	—	—	60,000
President, CEO	2010	60,000	—	—	—	—	—	—	60,000

C. Stephen Guyer,	2011	250,000	70,000	—	—	—	—	—	320,000
Chief Financial Officer	2010	240,000	—	—	—	—	—	—	240,000
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
C. Stephen Guyer. We employed C. Stephen Guyer on February 14, 2008, as our Chief Financial Officer on a part-time basis pursuant to an employment agreement which compensated Mr. Guyer on an hourly basis. On July 1, 2011, we entered into a new employment agreement with Mr. Guyer. Under the new agreement which is for a period of one year, we have agreed to the following: (i) the payment by our company to Mr. Guyer of a salary of $25,000 per month; (ii) certain employee benefits, including group health insurance, pension and profit sharing and other such benefits that we may elect to provide our other employees from time to time. Mr. Guyer acknowledges that salary and/or expenses may, upon consultation with the Chief Executive Officer, be paid in stock pursuant to the Company’s 2008 Employee and Director Stock Compensation Plan in lieu of cash. The executive employment agreement may be terminated, among other things: (i) by notice of termination from one party to the other; (ii) upon the death of Mr. Guyer. Upon the termination of the executive employment agreement, Mr. Guyer will generally be entitled to separation pay equal to six months of pay for each year of service.

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
Unless terminated earlier by the Board, the 2008 Plan will expire on February 13, 2018. As of November 22, 2011 there are no outstanding options under the 2008 Plan, and 12,412,270 shares of Class A Common Stock has been issued under the 2008 Stock Incentive Plan.
2008 Non-Qualified Consultants & Advisors Stock Compensation Plan
On September 12, 2008, our Board of Directors approved the 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan (the “2008 Consultants Plan”). The 2008 Consultants Plan is administered by our Compensation Committee of the Board of Directors, or if the we do not have a Compensation Committee, then a committee appointed by the Board which is to consist of one executive officer of the Company and at least one independent, non-employee member of the Board. If no committee is appointed, then the Board of Directors administers the plan. We currently do not have a Compensation Committee. Our Board has appointed C. Stephen Guyer, our Chief Financial Officer and Director, and Norman Singer, one of our independent Directors, to act as the committee to administer the 2008 Consultants Plan. As of November 22, 2011 we are authorized to issue up to 1,865,000,000 shares of our Class A Common Stock, subject to adjustment in case of a subdivision of our outstanding shares of Class A Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock. One of the primary purposes of the 2008 Consultants Plan is to give our company the flexibility to pay for services with shares of our Class A common stock rather than with cash during our exploratory stage.
As of November 22, 2011, 1,860,455,943 shares of Class A Common Stock has been issued under the 2008 Consultants Plan.
2008 Employee & Director Stock Compensation Plan
In November, 2008, our Board of Directors approved the 2008 Employee & Director Stock Compensation Plan (“2008 Employee Plan”). The purpose of this plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company. Considering that we are an exploratory mining company which faces challenging economic times and difficult capital markets, the Board of Directors believes that using our common stock is an important means of retaining and compensating employees and directors. As of November 22, 2011 we are authorized to issue up to 6,110,800,000 shares of our Class A Common Stock, subject to adjustment in case of a subdivision of our outstanding shares of Class A Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Class A Common Stock. The 2008 Employee Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, one of whom is an independent director, or in the absence of such a committee, the 2008 Employee Plan is to be administered by the Board of Directors. Our Board of Directors appointed C. Stephen Guyer, our CFO, and Norman Singer, one of our independent directors, to the committee. Any of our employees or directors are eligible to receive awards under this plan.
On April 18, 2011, the Board of Directors amended the 2008 Employee and Director Stock Compensation Plan to include awards to consultants and advisors as well as employees and directors. On June 1, 2011, the Board of Directors changed the name of the plan to “2008 Stock Compensation Plan”
As of November 22, 2011, 3,692,087,833 shares of Class A Common Stock have been issued under the 2008 Stock Compensation Plan.
Outstanding Equity Awards at Fiscal Year-end.
There we no outstanding equity awards for our Executive officers in the most recent fiscal year ended August 31, 2011.
Stock Option Exercised
There were no stock options exercised on common shares in fiscal year 2010, with respect to the named executives listed in the Summary Compensation Table.
Expense Reimbursement
We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.
Retirement Plans and Benefits.
None.
Director Compensation
The following table summaries all director compensation for our Executive officers in the most recent fiscal year ended August 31, 2011. There are no other standard compensation arrangements in place and all directors are treated equally with respect to any compensation.

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
The following table sets forth certain information regarding the beneficial ownership of the Company’s Class A Common Stock as of November 22, 2011, by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Class A Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Except as indicated, the address of each of the persons named in the table is that of the Company’s principal executive offices.
As of November 22, 2011, there were 15,000,000,000 shares of our Class A common stock authorized and 9,704,203,671 shares outstanding.

		Amount and
		Nature of
	Name and Address of	Beneficial		Percentage of
Title of Class	Beneficial Owner	Ownership		Common Stock
Common Stock	Lee R. Rice	19,862,700	(1)	0.2%
	10920 W. Alameda Avenue, Suite 201
	Lakewood, CO 80226

Common Stock	C. Stephen Guyer	101,219,944	(1)	1.0%
	10920 W. Alameda Avenue, Suite 201
	Lakewood, CO 80226

Common Stock	Beverly E. Rich	2,650,000	(1)(2)	0.0%
	1553 Greene Street
	Silverton, CO 81433

Common Stock	Norman J. Singer	2,650,000	(1)	0.0%
	885 S. Garfield St.
	Denver, CO 80209

Common Stock	All officers and directors (4 persons)	126,382,644		1.3%

(1)	All shares are owned directly.

(2)	Ms. Rich resigned as a director on September 29, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
We have borrowed funds (See Notes to the Financial Statements), from our Chief Executive Officer and Chief Financial Officer. In connection with the borrowings, we have executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and carry interest rates of 6.5% (or 18% if the note is in default.)
On April, 8, 2011 the Company secured the amounts owed to the CEO and CFO, with the Mill and filed Second Deeds of Trust in San Juan County, Colorado. In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are now due in their entirety April 7, 2012. None of the Notes are currently in default. The Notes also provide that we pay collection costs and attorney fees if the Notes are not paid when due.
Director Independence
Our common stock is listed on the FINRA owned OTC inter-dealer quotation system and on the OTCMarkets OTCQB inter-dealer quotation, which does not have director independence requirements. OTCQB companies are reporting with the SEC or a U.S. banking regulator, and are current in their reporting obligations. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): Beverly E. Rich1 and Norman J. Singer. Lee R. Rice and C. Stephen Guyer would not be considered “independent” under the NASDAQ rule due to the fact that they are employees of our company.

[1]	Beverly Rich resigned as a director on September 29, 2011.

Item 14.	Principal Accountant Fees and Services
GHP Horwath, P.C. has served as Colorado Goldfields Inc.’s independent registered public accounting firm since November 8, 2007. The following discussion presents fees for services rendered for 2011 and 2010.
Audit Fees
Audit fees include fees incurred for professional services rendered in connection with the audit of Colorado Goldfields Inc.’s annual financial statements for the fiscal years ended August 31, 2011 and 2010, the reviews of the quarterly interim financial statements included in Colorado Goldfields’ Forms 10-Q for the fiscal years ended August 31, 2011 and 2010, and services rendered to issue consents required in certain of the Company’s registration statements. The audit fees expected to be billed (for the year ended August 31, 2011) and billed to us by GHP Horwath, P.C. for the year ended August 31, 2010, including out-of-pocket costs were approximately $58,000 and $47,000, respectively. There were no audit related, tax, or other fees billed by GHP Horwath, P.C.

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
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer
November 22, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 22, 2011.

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

10.17
Purchase Agreement dated as of June 13, 2011, between Algae Farm (USA), Inc. and Colorado Goldfields Inc, filed as exhibit 10.1 to Form 8-K filed on June 17, 2011, and incorporated herein by reference.

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