Form 10-Q
period 2011-11-30
COLORADO GOLDFIELDS INC.
filed 2012-01-13
CIK 1344394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

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

APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 11, 2012
Class A Common Stock, $0.001 Par Value	11,586,080,785
Class B Common Stock (Restricted), $0.001 Par Value	490,371,533

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Colorado Goldfields Inc. (An Exploration Stage Company)

Balance Sheets

	September 30,	September 30,
	November 30,	August 31,
	2011	2011
	(unaudited)
ASSETS
Current Assets
Cash	$5,257	$11,838
Prepaid expenses and other	80,715	88,823

Total Current Assets	85,972	100,661

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,600,600	1,605,878
Mining rights and claims (Note 4)	260,764	294,722
Restricted cash (Note 3)	515,428	515,428
Deferred financing costs	21,119	28,805
Other	11,520	11,520

Total Non-Current Assets	2,409,431	2,456,353

Total Assets	$2,495,403	$2,557,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$277,927	$253,453
Accrued liabilities	1,038,182	1,023,340
Convertible notes, less unamortized discount of $197,361and $285,693, (Note 7)	138,905	153,605
Derivative liabilities (Note 8)	491,754	529,146
Notes payable, including accrued interest — related parties (Note 5)	325,094	320,521
Mortgage notes payable, including accrued interest (Note 3)	466,870	453,575

Total Current Liabilities	2,738,732	2,733,640

Non-Current Liabilities
Promissory note payable, including accrued interest (Note 6)	81,385	—
Asset retirement obligation	668,045	656,570

Total Non-Current Liabilities	749,430	656,570

Total Liabilities	3,488,162	3,390,210

Contingencies and Commitments (Note 10)

Stockholders’ Deficit (Note 9)
Class A common stock, 15,000,000,000 shares authorized, $0.001 par value; 10,079,203,671 and 7,770,773,405 issued and outstanding, respectively	10,020,942	7,712,512

Class B common stock, 500,000,000 shares authorized, $0.001 par value; 490,371,533 shares issued and outstanding, respectively	—	—

Additional paid in capital	9,132,250	10,629,290
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(20,175,201)	(19,204,248)

Total Stockholders’ Deficit	(992,759)	(833,196)

Total Liabilities and Stockholders’ Deficit	$2,495,403	$2,557,014

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)

Statements of Operations

(Unaudited)

	September 30,	September 30,	September 30,
			Accumulated
			from February 11,
	For the Three	For the Three	2004 (Date of
	Months Ended	Months Ended	Inception) to
	November 30, 2011	November 30, 2010	November 30, 2011

Revenue	$—	$—	$—

Operating expenses

Donated rent	—	—	9,750
Donated services	—	—	19,500
General and administrative	286,812	505,182	12,789,372
Mineral property and exploration costs	187,387	130,888	2,784,455
Professional fees	118,922	114,942	1,639,920

Total operating expenses	(593,121)	(751,012)	(17,242,997)

Other income (expense)
Other income	1,350	—	104,291
Interest income	—	264	33,781
(Loss) gain on derivative liabilities	(13,441)	501,430	363,083
Interest expense	(365,741)	(1,137,952)	(3,433,359)

Total other expense	(377,832)	(636,258)	(2,932,204)

Net Loss	$(970,953)	$(1,387,270)	$(20,175,201)

Net Loss Per Common Share — Basic and Diluted	*	*

Weighted Average Number of Common Shares Outstanding	8,947,428,446	2,195,645,248

*	Amount is less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	September 30,	September 30,	September 30,
			Accumulated from
	For the Three	For the Three	February 11, 2004
	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2011	November 30, 2010	November 30, 2011

Cash Flows Used in Operating Activities:

Net loss	$(970,953)	$(1,387,270)	$(20,175,201)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	—	—	29,250
Amortization of debt discount and deferred financing costs	332,512	1,101,040	2,933,681
Depreciation and amortization	5,278	9,512	135,742
Loss (gain) on derivative liabilities	13,441	(501,430)	(363,083)
Impairment of mining rights	33,958	33,959	296,736
Stock issued for services	181,998	441,736	9,593,459
Stock-based compensation — options	—	—	899,303
Accrued interest	32,607	25,078	342,986
Accretion expense on asset retirement obligation	11,475	10,720	168,045
Gain on sale of property, plant and equipment	—	—	(73,757)
Change in operating assets and liabilities:
Increase in restricted cash	—	—	(515,428)
Increase in prepaid expenses and other	(17,390)	(666)	(31,604)
Increase in accounts payable	180,470	95,335	1,779,558
Increase in accrued liabilities	87,523	18,225	1,106,631
Increase in other assets	—	—	(11,520)

Net cash used in operating activities	(109,081)	(153,761)	(3,885,202)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	—	—	202,400
Acquisition of property, plant and equipment	—	—	(717,736)

Net cash used in investing activities	—	—	(515,336)

Cash Flows from Financing Acitvities:
Advances received	—	—	405,733
Repayment of advances	—	—	(405,733)
Proceeds from notes from related parties	—	—	581,452
Repayment of advances from related party	—	10,544	(20,596)
Proceeds from note payable	—	—	100,000
Repayment of notes payable	—	(154,307)	(688,704)
Proceeds from issuance of convertible debt	115,000	368,977	1,533,977
Loan acquisition costs	(12,500)	(36,897)	(159,398)
Proceeds from exercise of warrants	—	—	570
Net proceeds from issuance of common stock	—	—	3,058,494

Net cash provided by financing activities	102,500	188,317	4,405,795

(Decrease) increase in cash	(6,581)	34,556	5,257

Cash — Beginning of Period	11,838	20,019	—

Cash — End of Period	$5,257	$54,575	$5,257

Supplemental Disclosures:
Interest paid	$885	$1,136	$95,666
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable and accrued liabilities for debt	$80,000	$28,661	$246,036
Issuance of common stock to satisfy accounts payable	$155,996	$83,523	$1,328,863
Issuance of common stock for prepaid expenses	$—	$—	$528,579
Issuance of common stock for mining rights	$—	$—	$557,500
Exchange of convertible debt for common shares	$498,894	$652,560	$3,377,532
Exchange of property, plant and equipment for accounts payable	$—	$—	$2,750
Forgiveness of related party debt and accrued interest	$—	$—	$288,361

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

From February 11, 2004 (Date of Inception) to November 30, 2011

	000000	000000	000000	000000	000000	000000	000000	000000
							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders’
	Common Stock		Common Stock		Paid in	Donated	Exploration	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Equity

Balances — February 11, 2004 (Date of inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	—	—	2,500
Donated services and rent	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(5,898)	(5,898)

Balances — August 31, 2004	51,350,000	$2,500	—	$—	$—	$4,500	$(5,898)	$1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	—	—	53,750
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(35,319)	(35,319)

Balances — August 31, 2005	114,510,500	$56,250	—	$—	$—	$13,500	$(41,217)	$28,533
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(36,148)	(36,148)

Balances — August 31, 2006	114,510,500	$56,250	—	$—	$—	$22,500	$(77,365)	$1,385
Donated services and rent	—	—	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	—	—	(300,193)	(300,193)

Balances — August 31, 2007	114,510,500	$56,250	—	$—	$—	$29,250	$(377,558)	$(292,058)
Issuance of common stock for cash (net of offering costsof $282,231)	11,386,180	11,386	—	—	2,990,858	—	—	3,002,244
Shares issued for services	9,829,440	9,829	—	—	859,910	—	—	869,739
Stock-based compensation — options	—	—	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	—	—	(3,721,021)	(3,721,021)

Balances — August 31, 2008	135,726,120	$77,465	—	$—	$4,745,977	$29,250	$(4,098,579)	$754,113
Shares issued for services	370,282,860	370,283	—	—	3,871,000	—	—	4,241,283
Issuance of common stock to satisfy accounts payable	29,389,147	29,389	—	—	340,626	—	—	370,015
Stock-based compensation — options	—	—	—	—	4,094	—	—	4,094
Stock issued to beneficial owners of Class A Common Stock	—	—	35,732,285	—	—	—	—	—
Forgiveness of related party debt and accrued interest	—	—	—	—	288,361	—	—	288,361
Net loss	—	—	—	—	—	—	(5,281,857)	(5,281,857)

Balances — August 31, 2009	535,398,127	$477,137	35,732,285	$—	$9,250,058	$29,250	$(9,380,436)	$376,009
Shares issued for services	921,203,109	921,203	—	—	1,029,557	—	—	1,950,760
Issuance of common stock to satisfy accounts payable	144,810,731	144,811	—	—	199,017	—	—	343,828
Shares issued for mining rights	125,000,000	125,000	—	—	282,500	—	—	407,500
Shares issued for convertible debt	46,874,997	46,875	—	—	60,261	—	—	107,136
Stock issued to beneficial owners of Class A Common Stock	—	—	5,012,068	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,660,418)	(3,660,418)

Balances — August 31, 2010	1,773,286,964	$1,715,026	40,744,353	$—	$10,821,393	$29,250	$(13,040,854)	$(475,185)
Shares issued for services	3,016,771,036	3,016,771	—	—	(592,484)	—	—	2,424,287
Issuance of common stock to satisfy accounts payable	583,549,464	583,549	—	—	(124,525)	—	—	459,024
Shares issued for convertible debt	2,147,165,941	2,147,166	—	—	624,336	—	—	2,771,502
Shares issued for mining rights	250,000,000	250,000	—	—	(100,000)	—	—	150,000
Stock issued to officers	—	—	449,623,244	—	—	—	—	—
Class B warrants exercised and shares issued	—	—	3,936	—	570	—	—	570
Net loss	—	—	—	—	—	—	(6,163,394)	(6,163,394)

Balances — August 31, 2011	7,770,773,405	$7,712,512	490,371,533	$—	$10,629,290	$29,250	$(19,204,248)	$(833,196)
Shares issued for services (Note 9)	521,233,333	521,233	—	—	(364,733)	—	—	156,500
Issuance of common stock to satisfy accounts payable (Note 9)	467,108,867	467,109	—	—	(311,113)	—	—	155,996
Shares issued for convertible debt (Note 9)	1,320,088,066	1,320,088	—	—	(821,194)	—	—	498,894
Net loss	—	—	—	—	—	—	(970,953)	(970,953)

Balances — November 30, 2011 (unaudited)	10,079,203,671	$10,020,942	490,371,533	$—	$9,132,250	$29,250	$(20,175,201)	$(992,759)

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)

Notes to the Unaudited Financial Statements

November 30, 2011

1.	Organization, Nature of Business, Going Concern and Management’s Plans

Organization and Nature of Business

Colorado Goldfields Inc. (the “Company”) was incorporated in the State of Nevada on February 11, 2004. The Company is considered to be an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether the properties it has acquired and intends to acquire contain mineral reserves that are economically recoverable.

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $2,652,760 at November 30, 2011, has incurred a net loss of $970,953 for the three months ended November 30, 2011, and has incurred a deficit accumulated during the exploration stage of $20,175,201 for the period from February 11, 2004 (inception) through November 30, 2011. Accordingly, it has not generated cash flows from operations and has primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations.

The Company is dependent upon the State of Colorado Mined Land Reclamation Board (“MLRB”), approving an amendment to the existing reclamation permit for the Company’s Pride of the West Mill (“the Mill”). The amendment, if approved, would cure a current cease and desist order, which was issued in 2005, and allow the Mill to become operational. The permit amendment process is lengthy and complex. In December 2010, the Company presented a proposed permit amendment to the MLRB. While portions of that permit amendment were approved, there remain deficiencies that require additional work. As a result, on December 30, 2010, the MLRB denied the Company’s permit amendment application.

The Company is preparing additional material for consideration by the State of Colorado Division of Reclamation, Mining and Safety (“DRMS”) and the MLRB. Management expects to submit a new permit amendment application to the DRMS by the end of January, 2012. Ultimately, should the Company not be able to obtain the approval of a new permit amendment, management anticipates that the Mill will be reclaimed and liquidated.

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

The Company continues to explore sources of additional financing to satisfy its current operating requirements. During the fiscal year ended August 31, 2010 and through November 30, 2011, the Company entered into funding arrangements with an institutional investor (the “Delaware Partnership Investor”), under which the Delaware Partnership Investor has provided convertible debt financing to the Company of approximately $1.3 million, ($65,000 during the three months ended November 30, 2011).

During the fiscal year ended August 31, 2010 and through November 30, 2011, the Company also entered into six funding arrangements for a total of $265,000 ($50,000 during the three months ended November 30, 2011), with a group of New York private investors in the form of convertible notes (Note 7).

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

Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at November 30, 2011 and the results of operations and cash flows of the Company for the three months ended November 30, 2011 and 2010, respectively. Operating results for the three months ended November 30, 2011, are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2011.

Basic and Diluted Net Loss per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the year ended August 31, 2011, the Company issued Class B Common Stock, which are not publicly-traded shares. The Class B Common Stock share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended November 30, 2011 and 2010, the effect of the conversion of outstanding options, warrants and debt and Class B common shares would have been anti-dilutive. The following table represents the potential dilutive securities from the calculation of diluted loss per share.

	September 30,	September 30,
	November 30, 2011	November 30, 2010
Class B Common Stock	490,371,533	490,367,597
Class B warrants	—	40,744,353
Convertible debt	3,186,763,283	331,078,535

Mining Rights and Claims

The Company has determined that its mining rights and claims meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are contractually limited by time. However, the Company has the ability to extend the leases (Note 4). For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the three months ended November 30, 2011 and 2010, the Company recorded impairment charges of $33,958 and $33,959, respectively.

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

As of November 30, 2011, the Company had the following financial assets and liabilities which are measured at fair value:

	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3
Restricted cash	—	$515,428	—
Derivative liabilities	—	$491,754	—

The fair values of financial instruments, which include cash, accounts payable, short-term notes payable, and convertible debt, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of amounts due to related parties are not practicable to estimate, due to the related party nature of the underlying transactions. The long-term fixed-rate note payable approximates fair value as it bears interest at a rate commensurate with market rates. The fair value of the restricted cash deposit held by the State of Colorado (Note 3) approximates the amount of fees to obtain it.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009 (the adoption of which did not have an impact on the Company’s financial statements), except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures were effective for the Company September 1, 2011, and the adoption of which did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (November 30, 2012 for the Company). The Company does not expect the adoption of ASU 2011-05 to have a material impact on its results of operations, financial condition, or cash flows.

3.	Property, Plant and Equipment

On June 29, 2007, the Company acquired the Mill located in Howardsville, Colorado for consideration of $900,677, plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property and bears interest at 12% per year. All unpaid principal was originally due June 29, 2009. The due date on the mortgage was extended and is currently due in full on July 1, 2012.

Interest expense in connection with the Mill mortgage for the three months ended November 30, 2011 and 2010 was $13,295 and $19,126, respectively.

In connection with the acquisition of the Mill, the Company was obligated to replace a financial warranty that the seller had provided to the DRMS. In December 2007, the Company replaced the financial warranty by purchasing a certificate of deposit totaling $318,654, which is restricted, to secure an irrevocable standby letter of credit (the “LOC”) with a financial institution. On May 13, 2011, the LOC was drawn upon in the amount of $318,654. The funds were deposited as a restricted cash deposit with the State of Colorado.

In October 2009, the DRMS notified the Company of a potential $196,476 increase in the financial warranty. On February 23, 2011, the Company entered in to a joint stipulation with the DRMS that provides for the payment of the increase in the financial warranty in four equal monthly installments of $49,119 beginning in March 2011. The additional funds are held as a restricted cash deposit with the State of Colorado. As of November 30, 2011, the total funds held as a restricted cash deposit with the State of Colorado related to the Mill financial warranty is $515,130.

Property, plant and equipment consist of the following as of November 30, 2011 and August 31, 2011:

	September 30,	September 30,
	November 30, 2011	August 31, 2011
Computer equipment	$2,118	$2,118
Mine and drilling equipment	77,150	77,150
Mobile mining equipment	28,400	28,400
Land and mill	1,567,176	1,567,176

	1,674,844	1,674,844
Less accumulated depreciation	(74,244)	(68,966)

	$1,600,600	$1,605,878

Depreciation expense was $5,278 and $9,512 for the three months ended November 30, 2011 and 2010, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the Company’s property, plant and equipment has not yet been placed in service and accordingly is not being depreciated.

4.	Mining Rights and Claims

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

Brooklyn Mine

On September 30, 2009, the Company entered into a lease with an option to purchase the Brooklyn Mine, in consideration for which the Company issued 75,000,000 shares of restricted Class A Common Stock valued at $0.0031 per share (the quoted market price on the date of the Company entered into the agreement and obtained the mining rights) totaling $232,500. The lease/option is for a period of three years. The stock is restricted from sale during the initial term of the lease. The lease/option automatically renews and continues so long as ores, minerals, or metals are produced or sold. The lease grants the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity which benefits the leased premises and requires a minimum work commitment of $150,000 for the first year, $200,000 for the second year and $250,000 for the third year to be expended by the Company. The work commitment for the first year of the lease/option was not met. However, the lessor has modified the terms of the agreement such that the Company has until February 29, 2012 to expend $350,000 on the property or make other arrangements with the Lessors. The lease also requires the Company to pay the lessor a 5% NSR on all mineral bearing ores. In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $500,000. The Company has the sole and exclusive option to purchase all of lessor’s right, title and interest in the property for a total purchase price of $4,000,000, plus a perpetual 2% NSR. This amount may be paid in cash or other cash equivalents as mutually agreed by the Company and the lessor.

Utah Uranium Claims

On June 13, 2011, the Company purchased mineral rights to 63 mining claims. The claims are referred to as The Pay Day and Rage claim group and are located in San Juan County northeast of Monticello, Utah. In consideration for the acquisition of these claims, the Company issued 250,000,000 shares of restricted Class A Common Stock, which had a value of $150,000 on the purchase date, (based on the quoted market price on the date the Company entered into the agreement and obtained the mineral rights). The shares were issued in two blocks of 125,000,000 shares each and are subject to lock-up provisions for periods of one and two years respectively, during which no sales or other conveyances of the shares may be undertaken.

The Silver Wing Mine

On May 16, 2011, the Company issued 1,000,000 restricted shares of Class A Common Stock to accept assignment of an option contract for sale and purchase of the Silver Wing Mine.

The property consists of 27 patented mining claims (224 acres) in San Juan County, in southwestern Colorado, known as the Silver Wing Mine. The Company intends to develop a mining and milling operation to produce gold, silver, copper, lead, and zinc concentrates.

The option that the Company holds allows for the acquisition of the property in exchange for 2-year restricted Class A Common Stock valued at $1.5 million, due on or before February 14, 2012, a 5% NSR, and a cash payment of $300,000, due on or before March 31, 2012.

5.	Notes payable – related parties

As of November 30, 2011, the Company has notes payable to related parties, including accrued interest, of $87,554 and $237,540 with its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The funds received in exchange for the Notes have primarily been used by the Company to finance working capital requirements. On April, 8, 2011, the Company secured the amounts owed to the CEO and CFO, with the Mill, and filed Second Deeds of Trust in San Juan County, Colorado. In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are now due in their entirety on April 7, 2012. None of the Notes are currently in default. During the three months ended November 30, 2011 and 2010, the Company recorded interest expense of $4,573 and $4,717, respectively.

6.	Promissory note payable

On September 12, 2011, the Company entered into a settlement agreement and mutual general release with an individual that had originally filed a breach of contract complaint against the Company in November 2009 (the “Plaintiff”). The Company agreed to pay the Plaintiff $80,000 with interest of 8.00% per annum on September 12, 2013. At August 31, 2011, the Company had accrued $80,000 related to this settlement. During the three months ended November 30, 2011, this accrued liability was reclassified to a long-term note payable in accordance with the settlement agreement. Interest expense of $1,385 has been recorded for the three months ended November 30, 2011.

7.	Convertible notes

Delaware Partnership Investor

At September 1, 2011, the Company owed the Delaware Partnership Investor $87,261 (net of unamortized discounts of $233,013) under multiple funding arrangements. During the three months ended November 30, 2011, the Company issued two convertible notes under multiple funding arrangements with the Delaware Partnership Investor, totaling $65,000, which bear interest at 6.25% per annum and mature on September 12, 2012 and November 23, 2012. The notes are convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 50% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a discount in the amount of $65,000 related to the conversion features on the notes (Note 8). During the three months ended November 30, 2011, $137,500 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). During the three months ended November, 2011, the Company recorded $69,877 of debt discount amortization and the carrying value of the notes was $84,021 (net of unamortized discounts of $143,479) as of November 30, 2011. The terms of the agreement require the Company to, at all times, have authorized and reserved a sufficient number of shares to provide for full conversion of the outstanding notes (2,275,000,000 shares at November 30, 2011).

Subsequent to November 30, 2011, the Company issued a convertible note to the Delaware Partnership Investor totaling $150,000 to be disbursed in installments between December 23, 2011 and April 6, 2012. As part of this transaction, the Company secured all currently outstanding amounts due to the Delaware Partnership Investor with the Mill and is in the process of executing a Deed of Trust in the amount of $377,500.

New York Private Investors

At September 1, 2011, the Company owed the New York Private Investors $51,062 (net of unamortized discount of $48,938), under multiple funding arrangements. During the three months ended November 30, 2011, the Company issued a convertible note for $50,000 under a funding arrangement with a group of New York Private Investors. The note bears interest at 8% per annum and matures on June 21, 2012. The note is convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 58% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $50,000 relating to the conversion feature of the note. During the three months ended November 30, 2011, $60,000 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). For the three months ended November 30, 2011, the Company recorded debt discount amortization of $30,714 and the carrying value of the notes as of November 30, 2011 was $37,802 (net of unamortized discounts of $52,198). The terms of the agreement require the Company to, at all times, have authorized and reserved five times the number of shares that are actually issuable upon full conversion of the outstanding notes (3,879,310,345 at November 30, 2011).

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

The Company recorded a debt discount of $27,550 relating to the conversion feature of the note. In August 2011, the Company and the vendor agreed to increase the amount of the convertible promissory note for additional past services owed totaling $2,081 and agreed to defer payment on the note until January 2012, while all other terms of the note were unchanged. The Company recorded a debt discount of $2,081 related to the conversion feature of the increased portion of the note. For the three months ending November 30, 2011, the Company recorded debt discount amortization of $1,799 and the carrying value of the note as of November 30, 2011 was $17,082 (net of unamortized discount of $1,684).

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

The Company uses a valuation pricing model to calculate the fair value of its derivative liabilities. Key assumptions used to apply this model were as follows:

	September 30,	September 30,
	Three months ended November 30, 2011	Year ended August 31, 2011
Expected term	1 to 12 months	2 to 12 months
Volatility	186%-384%	157%-766%
Risk-free interest rate	0.01 - 0.12%	0.02 - 0.31%
Dividend yield	0%	0%

The following table represents the Company’s derivative liability activity for the embedded conversion features for the three months ended November 30, 2011:

September 30,
Balance at August 31, 2011	$529,146
Issuance of derivative liabilities	244,527
Derecognition of derivative liabilities related to conversion of convertible debt	(295,360)
Loss on derivative liabilities	13,441

Balance at November 30, 2011	$491,754

9.	Stockholders’ Deficit

Class A Common Stock

During the three months ended November 30, 2011, the Company converted debt and derecognized derivative liabilities totaling $498,894 into 1,320,088,066 shares of restricted Class A Common Stock.

As of November 30, 2011, the Company is authorized to grant up to 6,110,800,000 shares under the 2008 Stock Compensation Plan (formerly the 2008 Employee Plan), of which 3,692,087,833 have been issued as of November 30, 2011. During the three months ended November 30, 2011, 988,342,200 shares of Class A Common Stock valued at $0.0002 to $0.0005 per share (the quoted market prices at the dates of the respective stock grants), were issued to employees and consultants for services rendered, which resulted in $156,500 being recorded as expense and $155,996 recorded as a reduction in accounts payable.

Class B Common Stock

In February 2009, the Company authorized a new series of common stock designated as Class B Common Stock with $0.001 Par Value. Class B Common Stock is not convertible, has no preference over Class A Common Stock and shares equally in dividends with Class A Common Stock. The total number of authorized Class B Common Stock is 500,000,000 shares, and each share of Class B common stock is entitled to 100 votes.

On February 27, 2009, the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance at an exercise price of $0.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Series A common stockholders to receive Class B Securities, certain conditions must be met. As of November 30, 2011, 40,744,353 (out of a potential of 50,376,756) Class B Securities have been issued under this corporate action.

In September 2010, 449,623,244 shares of restricted Class B Common Stock were issued to the CEO and CFO in exchange for the CEO and CFO agreeing not to accept issuances of Class A Common Stock for a period of one year. The value attributable to this transaction was determined to be nominal.

Common Stock Transactions Subsequent to November 30, 2011

Subsequent to November 30, 2011, the Company issued 1,292,591,400 shares of its Class A Common Stock to employees, directors, consultants, and advisors for services, valued at approximately $330,153 under the 2008 Stock Compensation Plan (formerly the 2008 Employee Plan), and 214,285,714 shares of restricted Class A Common Stock pursuant to the conversion of debt valued in total at $42,857.

In addition, in January 2012, the Company filed with the Nevada Secretary of State, pursuant to the provisions under the Nevada Revised Statutes 78.385 and 78.390, an amendment to its Articles of Incorporation increasing the total number of authorized shares of shares of Class A Common Stock that may be issued to thirty five billion (35,000,000,000) having a par value of $0.001 each.

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

Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2011 and November 30, 2011. On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of August 31, 2011 and November 30, 2011.

The Company filed motions for (a) a new trial on all or part of the issues; (b) an amendment of findings; and (c) an amendment of judgment pursuant to C.R.C.P. Rule 58(a). On March 25, 2011, the court evoked C.R.C.P. 59(j) and denied the post-trial motions by not ruling on them.

The Company filed a Notice of Appeal with the Colorado Court of Appeals on January 7, 2011. The outcome of the appeal process is not certain; however, Company legal counsel advised that it appears that the appeal has merit. On March 29, 2011, the Colorado Court of Appeals served the notice of filing the record, and set the brief due date as May 9, 2011. On April 5, 2011, the Company filed an amendment to the Notice of Appeal to include the March 25, 2011 order of attorney’s fees. The Company’s opening brief was filed on September 2, 2011. Mr. Hennis’s answer brief was filed on November 2, 2011. The Company’s reply brief was filed on November 15, 2011. Oral argument has not been requested by either party; therefore the matter is now complete and is being scheduled by the Court of Appeals. The Company is awaiting the Court’s decision.

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

On July 29, 2011, the Garnishee filed a Motion for Contempt of Court against the Company and the CFO, C. Stephen Guyer seeking remedial sanctions against the Company and C. Stephen Guyer to immediately deposit approximately $85,000 into JPMorgan Chase Bank. The Company filed responsive pleadings and a hearing was set for October 5, 2011.

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

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three ended November 30, 2011, as well as our future results. It consists of the following subsections:

•

“Plan of Operation,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2012;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities;

•	“Results of Operations,” which sets forth an analysis and comparison of the three months ended November 30, 2011 compared to the three months ended November 30, 2010;

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

Plan of Operation

The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three ended November 30, 2011 and compares those results to the three months ended November 30, 2010.

During the first quarter of fiscal 2012, we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult. The litigation commenced by our former president, Todd C. Hennis has necessarily caused all work relating to the Gold King Mine to be terminated.

During the first quarter of fiscal 2012, we focused primarily on re-activation of the Pride of the West Mill (the “Mill”), which is primarily work toward amending the current reclamation permit, securing agreements for “custom” or “toll” milling, and seeking out new properties to acquire, explore and develop.

Operations at the Pride of the West Mill:

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

However, through the permit amendment process during fiscal years 2010 and 2011, and working with the Division of Reclamation Mining and Safety, we have learned that this method of tailings disposal has more challenges than originally anticipated.

In December 2010, the Colorado Division of Reclamation, Mining and Safety (“Division” or “DRMS”), accepted the parts of the amendment regarding the following.

•	Mill building;

•	Laboratory building;

•	Ore stockpile area;

•	Leach plant building;

•	River protection dike;

•	Procedures for custom or “toll” milling.

Since that time, we have been developing a “dry stack” method of tailings disposal as part of a new permit amendment (“AM-03”).

The complete permitting process for the dry stacking operation of the Mill, is formed from three parts: 1) geotechnical, seismic and other analysis of the dry stack land site, 2) closure of the old tailings ponds, thereby removing any lingering issues with that part of the site, 3) incorporation of that analysis into Amendment Number 3 (“AM-03”), to be presented to the DRMS. This first filing ensures that the project will move forward as rapidly and efficiently as possible.

During the first quarter of fiscal 2012, we continued to construct revisions to our prior reclamation permit amendment application.

We estimate that the complete amendment application will be submitted in January 2012.

On March 25, 2011 we filed the first component of our dry stacking permit with the Division in the form of Technical Revision 11 (“TR-11”). TR-11 is the foundation of the process that will bring the Mill into operation under the new dry stacking approach. TR-11 was approved by the DRMS on June 27, 2011.

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

The first several tasks were completed during the summer of 2011; however, early snowfall caused suspension of the remaining work until spring 2012.

We believe that this new permit amendment along with the extension of the Mill mortgage to July 1, 2012, and the successful arrangement with DRMS for funding the bond increase will move the business plan forward.

Operations at the Utah & Uranium Claims:

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

An initial internal analysis by Company president Lee R. Rice indicates that the historical information used by others did not account for all possible sources and additional potential resource at depth. For that reason, we have engaged Allan P. Juhas, Ph.D. in Economic Geology, University of Manitoba 1973, to undertake the preparation of an NI43-101 technical report based upon the Company’s exploration plan and previous work that can be verified. Dr. Juhas has over 50 years’ experience in a broad spectrum of precious metals and base metals geological pursuits. He is well recognized in the industry, and prepares a number of NI43-101 reports each year.

We will be performing exploration and constructing an N1431-01 Report to confirm and verify the value of these assets.

We acquired the properties in all stock transaction consisting of 125,000,000 shares of 1-year restricted Class A Common Stock and 125,000,000 shares of 2-year restricted Class A Common Stock.

Operations at the Silver Wing Mine:

In anticipation of our final acquisition of the Silver Wing Mine, we submitted a Notice of Intent to Conduct Prospecting Activities for activities at the Silver Wing Mine. The application was approved on November 18, 2011. Prior to any work commencing on at the Silver Wing Mine, we will be required to post a $25,000 financial warranty with the DRMS for reclamation costs.

Activities to be completed under this initial approval of work at the Silver Wing Mine will include re-sampling key areas of the mine by taking approximately 250 channel samples to verify records of sample data taken by prior operators and consultants. In preparation for drilling, work will also include the verification of underground mine maps, evaluation of prior underground development work and the condition of existing workings. This information will be utilized to develop an on-going core drilling program and an initial mining plan.

The approval of this project is particularly significant because it allows for an investigation to be made to determine the source of the existing mine drainage of approximately 20 gallons per minute and evaluate the potential for controlling or eliminating this discharge with an underground grouting program which could avoid the need for a discharge permit. If it is determined that the discharge cannot be eliminated, then an evaluation will be made of what actions can be taken to minimize the discharge, and assuming a permit is required, what permit conditions would be most effective and appropriate for preventing discharges of pollutants into the Animas River.

Operations at the Brooklyn Mine:

We completed the 2011 exploration plan on the Brooklyn Mine during first quarter of fiscal 2012. The overall goal of this year’s exploration project was to confirm historic data on two major targets; including the sampling of the intersection of two veins, the Rainbow and the Gloucester. Historic sampling data indicates a probable zone of high grade gold in the intersection area. Sampling of this area has been completed. The Company is awaiting assay results, which should be available in the near future.

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

In addition to gold and silver, previous studies in the area have identified a number of trace elements in the vicinity of orebodies. Colorado Goldfields will closely monitor the data for indications of economically important elements, which include the rare metals tellurium and indium and monazite, which are essential to many of today’s green technologies. Tellurium is known to be present in Brooklyn Mine ores. Indium is known to be associated with zinc in the district.

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

Operations at the King Solomon Mine:

We completed our 2011 exploration program on the King Solomon Mine.

The land position surveys were completed and corner monuments were set for the King Solomon claims. Several original corners, first placed in the 1800s, were found and re-monumented, which verifies the claim locations. Specific survey control points were completed to establish and fix the location of the two principal mine portals relative to the claim boundaries and surface vein expressions.

Exploration teams entered and explored the underground workings, locating important vein structures, and taking ore samples from each. Underground workings also revealed areas that are ready to be mined along with those that will require re-habilitation and timbering.

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

Planned Acquisitions:

On October 20, 2011 we entered into a non-binding Memorandum of Understanding (“MOU”), with American Sierra Gold Corp (“American Sierra”). The MOU, which provides for customary due diligence, intends to make American Sierra a wholly owned subsidiary of Colorado Goldfields Inc. Existing shareholders of American Sierra will receive a ratio of Colorado Goldfields Class A shares in exchange for their American Sierra shares.

American Sierra Gold Corp. incorporated in Nevada on January 30, 2007. They are focused on the acquisition, exploration, development, mining, and production of precious metals, with emphasis on gold and silver. The Company’s plan of operation is to conduct mineral exploration activities in order to assess whether the sites possesses mineral deposits of gold or other precious metals in commercial quantities, capable of commercial extraction. The MOU sets February 29, 2012 as the date by which the transaction shall be completed.

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

Liquidity and Capital Resources

We were formed in early 2004 and have had limited activity until our acquisition of the option to acquire interests in the San Juan Properties. Since we have received no revenue from the production of gold or other metals, we have relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception, and we expect we will continue to incur losses for the next year. As of the date of this filing, we do not have any available external source of funds. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.

Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. The Company has a working capital deficit of $2,653,760 at November 30, 2011; incurred net losses of $970,953 for the three months ended November 30, 2011, and has incurred a deficit accumulated during the exploration stage of $20,175,201 for the period from February 11, 2004 (inception) through November 30, 2011. Accordingly, we have not generated cash flows from operations and have primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund our operations. These conditions (as indicated in the 2011 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about our ability to continue as a going concern.

We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our significant capital requirements for the foreseeable future include exploration commitments of $650,000 on our mining property options, payment of approximately $466,870 on a promissory note and accrued interest, which is collateralized by the Mill (due July 1, 2012), payment on notes payable to related parties including accrued interest totaling $325,094, re-activation expenses for the Mill, and our corporate overhead expenses.

We are actively seeking additional equity or debt financing, and have secured two sources of funding. However, there can be no assurance that the total funds required during the next twelve months or thereafter will be available from external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. All of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing.

We are dependent upon the MLRB, approving an amendment to the existing reclamation permit for the Mill. The amendment, if approved, would cure the current cease and desist order, which was issued in 2005, and allow the Mill to become operational. The permit amendment process is lengthy and complex. In December 2010, we presented a proposed permit amendment to the MLRB. As a result, on December 30, 2010 the MLRB denied the Company’s permit amendment application. While portions of that permit amendment were approved, there remain deficiencies that require additional work. We are preparing additional material for consideration by the DRMS and the MLRB. On March 25, 2011 the Company filed the first component of a new dry stacking approach permit with the DRMS. Technical Revision 11 (TR-11) is the foundation of the process that is to bring the Mill into operation under the new dry stacking approach. TR-11 was approved on June 27, 2011.

Ultimately, should the Company not be able to obtain the approval of a new permit amendment, management anticipates that the Mill will be reclaimed and liquidated.

As of November 30, 2011, we had cash of approximately $5,000, other current assets of approximately $81,000 and current liabilities of approximately $2,739,000, resulting in a working capital deficit of approximately $2,653,000. We used cash and cash equivalents of $109,000 in operating activities for the three months ended November 30, 2011. No cash was provided by investing activities for the three months ended November 30, 2011. Financing activities consisted of $102,500 received primarily from the issuance of convertible debt.

Results of Operations

Three Months Ended November 30, 2011 Compared to the Three Months Ended November 30, 2010

For the three months ended November 30, 2011, we incurred a net loss of approximately $971,000 compared to a net loss of approximately $1,387,000 for the three months ended November 30, 2010.

For the three months ended November 30, 2011 and 2010, overall mineral property and exploration costs increased $56,000 to $187,000 from $131,000 for the same period last year. The increase was due to increased expenses related to the permit for the Mill and costs associated with additional supervisory management of the Mill and mineral properties.

General and administrative costs were approximately $287,000 and $505,000 for the three months ended November 30, 2011 and 2010, respectively; a decrease of $218,000. The decrease is due primarily to the specific reasons presented below.

Consulting expenses were $131,000 and $199,000 for the three months ended November 30, 2011 and 2010, respectively, a decrease of $68,000. The decrease is due to the reduced use of outside services for corporate communications, economic imaging, and an increase in the use of results based compensation for services rendered.

Salaries were $111,000 and $93,000 for the three months ended November 30, 2011 and 2010, respectively, an increase of $18,000. The increase is due to higher compensation pursuant to our executive compensation agreements entered into in July, 2011. All salaries are either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3. Our Chief Executive Officer and Chief Financial Officer have forgone any cash compensation since September 2008. Since September 2010, the CEO and CFO have not accepted any stock based compensation. However, compensation for amounts owed pursuant to our executive employment agreements has been fully accrued as of November 30, 2011.

Investor relations costs were $4,000 and $142,000 for the three months ended November 30, 2011 and 2010, respectively, a 97% decrease of $138,000. The decrease was due to decreased radio media presence.

Interest expense was $366,000 and $1,138,000 for the three months ended November 30, 2011 and 2010, respectively. The decrease of $772,000 is primarily related to the required accounting treatment of convertible debt derivative liabilities and the amortization of debt discounts.

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

Long-lived Assets: We periodically evaluate the carrying value of property, plant and equipment costs, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of the carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain circumstances.

Asset Retirement Obligation: Asset retirement costs are capitalized as part of the carrying amount of certain long-lived assets. Accretion expense is recorded in each subsequent period to recognize the changes in the liability resulting from the passage of time. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the related long-lived asset.

Mining Rights: We have determined that our mining rights meet the definition of mineral rights and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. Mining rights are stated at cost less accumulated amortization and any impairment losses. Mining rights for which probable reserves have been established will be amortized based on actual units of production over the estimated reserves of the mines.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009 (the adoption of which did not have an impact on the Company’s financial statements), except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures were effective for the Company September 1, 2011, and the adoption of which did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (November 30, 2012 for the Company). The Company does not expect the adoption of ASU 2011-05 to have a material impact on its results of operations, financial condition, or cash flows.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of November 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2011 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2011.

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

Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2011 and November 30, 2011. On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of August 31, 2011 November 30, 2011.

The Company filed motions for (a) a new trial on all or part of the issues; (b) an amendment of findings; and (c) an amendment of judgment pursuant to C.R.C.P. Rule 58(a). On March 25, 2011, the court evoked C.R.C.P. 59(j) and denied the post-trial motions by not ruling on them.

The Company filed a Notice of Appeal with the Colorado Court of Appeals on January 7, 2011. The outcome of the appeal process is not certain; however, Company legal counsel advised that it appears that the appeal has merit. On March 29, 2011 the Colorado Court of Appeals served the notice of filing the record, and set the brief due date as May 9, 2011. On April 5, 2011, the Company filed an amendment to the Notice of Appeal to include the March 25, 2011 order of attorney’s fees. On May 16, 2011, the Court of Appeals accepted an amendment to the case to include the March 25, 2011 order awarding attorney’s fees. The Company’s opening brief was filed on September 2, 2011. Mr. Hennis’s answer brief was filed on November 2, 2011. The Company’s reply brief was filed on November 15, 2011. Oral argument has not been requested by either party; therefore the matter is now complete and is being scheduled by the Court of Appeals. The Company is awaiting the Court’s decision.

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

On July 29, 2011, the Garnishee filed a Motion for Contempt of Court against the Company and its CFO C. Stephen Guyer seeking remedial sanctions against the Company and C. Stephen Guyer to immediately deposit approximately $85,000 into JPMorgan Chase Bank. The Company filed responsive pleadings and a hearing was set for October 5, 2011.

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

Other Legal Matters

On September 12, 2011, the Company entered into a settlement agreement and mutual general release with an individual that had originally filed a breach of contract complaint against the Company in November 2009 (the “Plaintiff”) and the Company agreed to pay the Plaintiff $80,000 with interest of eight percent (8.00%) per annum on September 12, 2013. At August 31, 2011, the Company had accrued $80,000 related to this settlement. During the three months ended November 30, 2011, this accrued liability was reclassified to a long-term note payable in accordance with the settlement agreement. Interest expense of $1,385 has been recorded for the three months ended November 30, 2011.

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

A description of some of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

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

In addition to the other information provided in this Form 10-Q, you should carefully consider the risk factors contained in our Annual Report on Form 10-K, which may be accessed at:

http://www.sec.gov/Archives/edgar/data/1344394/000095012311100285/0000950123-11-100285-index.htm when evaluating our business before purchasing our common stock. Our exploration activities are highly risky and speculative; accordingly, an investment in our common stock shares involves a high degree of risk. You should not invest in our common stock if you cannot afford to lose your entire investment. In considering an investment in our common shares, you should carefully consider all of the other information contained in our filings with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Index

Exhibit Number	Description

2	Articles of Merger between Colorado Goldfields Inc. (surviving entity) and Garpa Resources, Inc., effective June 18, 2007. Filed with Form 8-K dated June 20, 2007, and incorporated herein by reference.

3.1	Amended and Restated Bylaws filed as Exhibit 3.1 to Form 8-K dated September 4, 2008 and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation as Exhibit A to Schedule 14C dated November 4, 2010 and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation as Exhibit A to Schedule 14C dated March 9, 2011 and incorporated herein by reference.

10.1	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.2	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.3	Form RW filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

10.4	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on April 3, 2009 and incorporated herein by reference.

10.5	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on June 26, 2009 and incorporated herein by reference.

10.6	Employment Agreement of C. Stephen Guyer dated July 1, 2009. Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2009, and incorporated herein by reference.

10.7	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.

10.8	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.

10.9	Mining Lease Agreement between Colorado Goldfields Inc. and Larry H. Killian dated September 18, 2009. Filed as Exhibit 10.1 to Form 8-K filed on September 23, 2009 and incorporated herein by reference.

10.10	Mining Lease Agreement between Colorado Goldfields Inc. and Frank J. Montonati and Don Laeding dated September 30, 2009. Filed as Exhibit 10.1 to Form 8-K filed on October 6, 2009 and incorporated herein by reference.

10.11	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on December 21, 2009 and incorporated herein by reference.

10.12	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on April 23, 2010 and incorporated herein by reference.

Exhibit Number	Description

10.13	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

10.14	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

10.15	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on June 14, 2011 and incorporated herein by reference.

10.16	Employment Agreement of C. Stephen Guyer dated July 1, 2011. Filed as Exhibit 10.2 to Form 8-K filed on June 17, 2011, and incorporated herein by reference.

10.17	Purchase Agreement dated as of June 13, 2011, between Algae Farm (USA), Inc. and Colorado Goldfields Inc, filed as exhibit 10.1 to Form 8-K filed on June 17, 2011, and incorporated herein by reference.

14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

31.1*	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer.

31.2*	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer.

32.1*	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer.

32.2*	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Goldfields Inc.

By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer

January 13, 2012

CERTIFICATIONS