Form 10-Q
period 2012-02-29
COLORADO GOLDFIELDS INC.
filed 2012-04-06
CIK 1344394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 4, 2012
Class A Common Stock, $0.001 Par Value	20,797,633,308
Class B Common Stock (Restricted), $0.001 Par Value	490,371,533

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Colorado Goldfields Inc. (An Exploration Stage Company)

Balance Sheets

	February 29, 2012	August 31, 2011

	(unaudited)
ASSETS
Current Assets
Cash	$5,719	$11,838
Prepaid expenses and other	102,470	88,823

Total Current Assets	108,189	100,661

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,598,214	1,605,878
Mining rights and claims (Note 4)	226,806	294,722
Restricted cash (Note 3)	515,428	515,428
Deferred financing costs	20,283	28,805
Other	11,520	11,520

Total Non-Current Assets	2,372,251	2,456,353

Total Assets	$2,480,440	$2,557,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$243,223	$253,453
Accrued liabilities	1,303,461	1,023,340
Convertible notes, less unamortized discount of $177,484 and $285,693, (Note 7)	118,262	153,605
Derivative liabilities (Note 8)	484,895	529,146
Promissory note payable, including accrued interest (Note 6)	24,295
Notes payable, including accrued interest—related parties (Note 5)	329,667	320,521
Mortgage notes payable, including accrued interest (Note 3)	480,164	453,575

Total Current Liabilities	2,983,967	2,733,640

Non-Current Liabilities
Promissory note payable, including accrued interest (Note 6)	82,981	—
Asset retirement obligation	679,735	656,570

Total Non-Current Liabilities	762,716	656,570

Total Liabilities	3,746,683	3,390,210

Contingencies and Commitments (Note 10)
Stockholders’ Deficit (Note 9)
Class A common stock, 35,000,000,000 shares authorized, $0.001 par value; 15,407,184,394 and 7,770,773,405 issued and outstanding, respectively	15,348,923	7,712,512
Class B common stock, 500,000,000 shares authorized, $0.001 par value; 490,371,533 shares issued and outstanding, respectively	—	—

Additional paid in capital	4,999,572	10,629,290
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(21,643,988)	(19,204,248)

Total Stockholders’ Deficit	(1,266,243)	(833,196)

Total Liabilities and Stockholders’ Deficit	$2,480,440	$2,557,014

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended February 29, 2012	For the Three Months Ended February 28, 2011	For the Six Months Ended February 29, 2012	For the Six Months Ended February 28, 2011	Accumulated from February 11, 2004 (Date of Inception) to February 29, 2012

Revenue	$—	$—	$—	$—	$—

Operating expenses
Donated rent	—	—	—	—	9,750
Donated services	—	—	—	—	19,500
General and administrative	776,231	671,884	1,063,043	1,177,066	13,565,603
Mineral property and exploration costs	145,379	119,320	332,766	250,208	2,929,834
Professional fees	7,300	56,305	126,222	171,247	1,647,220

Total operating expenses	(928,910)	(847,509)	(1,522,031)	(1,598,521)	(18,171,907)

Other income (expense)
Other income	1,350	—	2,700	—	105,641
Interest income	—	196	—	460	33,781
(Loss) gain on derivative liabilities	(274,803)	(211,574)	(288,244)	289,856	88,280
Interest expense	(266,424)	(324,300)	(632,165)	(1,462,252)	(3,699,783)

Total other expense	(539,877)	(535,678)	(917,709)	(1,171,936)	(3,472,081)

Net Loss	$(1,468,787)	$(1,383,187)	$(2,439,740)	$(2,770,457)	$(21,643,988)

Net Loss Per Common Share—Basic and Diluted	*	*	*	*

Weighted Average Number of Common Shares Outstanding	12,080,455,953	2,962,077,905	10,513,942,199	2,576,744,359

*	Amount is less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended February 29, 2012	For the Six Months Ended February 28, 2011	Accumulated from February 11, 2004 (Date of Inception) to February 29, 2012

Cash Flows Used in Operating Activities:
Net loss	$(2,439,740)	$(2,770,457)	$(21,643,988)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	—	—	29,250
Amortization of debt discount and deferred financing costs	566,038	1,391,435	3,167,207
Depreciation and amortization	10,725	19,003	141,189
Loss (gain) on derivative liabilities	288,244	(289,856)	(88,280)
Impairment of mining rights	67,917	67,917	330,695
Stock issued for services	612,397	967,669	10,023,858
Stock-based compensation—options	—	—	899,303
Accrued interest	65,223	55,484	375,602
Accretion expense on asset retirement obligation	23,165	21,620	179,735
Gain on sale of property, plant and equipment	—	—	(73,757)
Change in operating assets and liabilities:
Increase in restricted cash	—	(662)	(515,428)
Increase in prepaid expenses and other	(25,486)	(5,351)	(39,700)
Increase in accounts payable	255,989	155,613	1,855,077
Increase in accrued liabilities	348,462	168,466	1,367,570
Increase in other assets	—	—	(11,520)

Net cash used in operating activities	(227,066)	(219,119)	(4,003,187)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	—	—	202,400
Acquisition of property, plant and equipment	(3,061)	—	(720,797)

Net cash used in investing activities	(3,061)	—	(518,397)

Cash Flows from Financing Activities:
Advances received	—	—	405,733
Repayment of advances	—	—	(405,733)
Proceeds from notes from related parties	—	—	581,452
Repayment of advances from related party	—	(10,544)	(20,596)
Proceeds from note payable	24,000	—	124,000
Repayment of notes payable	(3,092)	(261,337)	(691,796)
Proceeds from issuance of convertible debt	230,000	568,977	1,648,977
Loan acquisition costs	(26,900)	(56,897)	(173,798)
Proceeds from exercise of warrants	—	—	570
Net proceeds from issuance of common stock	—	—	3,058,494

Net cash provided by financing activities	224,008	240,199	4,527,303

(Decrease) increase in cash	(6,119)	21,080	5,719
Cash—Beginning of Period	11,838	20,019	—

Cash—End of Period	$5,719	$41,099	$5,719

Supplemental Disclosures:
Interest paid	$2,027	$15,334	$96,808
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable and accrued liabilities for debt	$80,000	$28,661	$246,036
Issuance of common stock to satisfy accounts payable	$266,219	$203,910	$1,439,086
Issuance of common stock for prepaid expenses	$21,580	$114,510	$550,159
Issuance of common stock for mining rights	$—	$—	$557,500
Exchange of convertible debt for common shares	$1,139,916	$1,186,632	$4,018,554
Exchange of property, plant and equipment for accounts payable	$—	$—	$2,750
Forgiveness of related party debt and accrued interest	$—	$—	$288,361
Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

From February 11, 2004 (Date of Inception) to February 29, 2012

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Donated Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders’ (Deficit) Equity

	Shares	Amount	Shares	Amount
Balances—February 11, 2004 (Date of inception)
	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	—	—	2,500
Donated services and rent	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(5,898)	(5,898)

Balances—August 31, 2004	51,350,000	$2,500	—	$—	$—	$4,500	$(5,898)	$1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	—	—	53,750
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(35,319)	(35,319)

Balances—August 31, 2005	114,510,500	$56,250	—	$—	$—	$13,500	$(41,217)	$28,533
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(36,148)	(36,148)

Balances—August 31, 2006	114,510,500	$56,250	—	$—	$—	$22,500	$(77,365)	$1,385
Donated services and rent	—	—	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	—	—	(300,193)	(300,193)

Balances—August 31, 2007	114,510,500	$56,250	—	$—	$—	$29,250	$(377,558)	$(292,058)
Issuance of common stock for cash (net of offering costs of $282,231)	11,386,180	11,386	—	—	2,990,858	—	—	3,002,244
Shares issued for services	9,829,440	9,829	—	—	859,910	—	—	869,739
Stock-based compensation—options	—	—	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	—	—	(3,721,021)	(3,721,021)

Balances—August 31, 2008	135,726,120	$77,465	—	$—	$4,745,977	$29,250	$(4,098,579)	$754,113
Shares issued for services	370,282,860	370,283	—	—	3,871,000	—	—	4,241,283
Issuance of common stock to satisfy accounts payable	29,389,147	29,389	—	—	340,626	—	—	370,015
Stock-based compensation—options	—	—	—	—	4,094	—	—	4,094
Stock issued to beneficial owners of Class A Common Stock	—	—	35,732,285	—	—	—	—	—
Forgiveness of related party debt and accrued interest	—	—	—	—	288,361	—	—	288,361
Net loss	—	—	—	—	—	—	(5,281,857)	(5,281,857)

Balances—August 31, 2009	535,398,127	$477,137	35,732,285	$—	$9,250,058	$29,250	$(9,380,436)	$376,009
Shares issued for services	921,203,109	921,203	—	—	1,029,557	—	—	1,950,760
Issuance of common stock to satisfy accounts payable	144,810,731	144,811	—	—	199,017	—	—	343,828
Shares issued for mining rights	125,000,000	125,000	—	—	282,500	—	—	407,500
Shares issued for convertible debt	46,874,997	46,875	—	—	60,261	—	—	107,136
Stock issued to beneficial owners of Class A Common Stock	—	—	5,012,068	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,660,418)	(3,660,418)

Balances—August 31, 2010	1,773,286,964	$1,715,026	40,744,353	$—	$10,821,393	$29,250	$(13,040,854)	$(475,185)
Shares issued for services	3,016,771,036	3,016,771	—	—	(592,484)	—	—	2,424,287
Issuance of common stock to satisfy accounts payable	583,549,464	583,549	—	—	(124,525)	—	—	459,024
Shares issued for convertible debt	2,147,165,941	2,147,166	—	—	624,336	—	—	2,771,502
Shares issued for mining rights	250,000,000	250,000	—	—	(100,000)	—	—	150,000
Stock issued to officers	—	—	449,623,244	—	—	—	—	—
Class B warrants exercised and shares issued	—	—	3,936	—	570	—	—	570
Net loss	—	—	—	—	—	—	(6,163,394)	(6,163,394)

Balances—August 31, 2011	7,770,773,405	$7,712,512	490,371,533	$—	$10,629,290	$29,250	$(19,204,248)	$(833,196)
Shares issued for services (Note 9)	2,478,734,833	2,478,735	—	—	(1,878,177)	—	—	600,558
Issuance of common stock to satisfy accounts payable (Note 9)	934,252,967	934,253	—	—	(668,034)	—	—	266,219
Shares issued for convertible debt (Note 9)	4,223,423,189	4,223,423	—	—	(3,083,507)	—	—	1,139,916
Net loss	—	—	—	—	—	—	(2,439,740)	(2,439,740)

Balances—February 29, 2012 (unaudited)	15,407,184,394	$15,348,923	490,371,533	$—	$4,999,572	$29,250	$(21,643,988)	$(1,266,243)

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)

Notes to the Unaudited Financial Statements

February 29, 2012

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

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $2,875,778 at February 29, 2012, has incurred net losses of $1,468,787 and $2,439,740 for the three and six months ended February 29, 2012, and has incurred a deficit accumulated during the exploration stage of $21,643,988 for the period from February 11, 2004 (inception) through February 29, 2012. Accordingly, it has not generated cash flows from operations and has primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations.

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

The Company prepared additional material for consideration by the State of Colorado Division of Reclamation, Mining and Safety (“DRMS”) and the MLRB. Management submitted a new permit amendment application to the DRMS on January 27, 2012. Currently, the DRMS is reviewing the application and has scheduled May 1, 2012 as the date they plan to make their decision. Ultimately, should the Company not be able to obtain the approval of a new permit amendment, management anticipates that the Mill will be reclaimed and liquidated.

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

The Company continues to explore sources of additional financing to satisfy its current operating requirements. During the fiscal years ended August 31, 2010 and 2011, and through February 29, 2012, the Company entered into funding arrangements with an institutional investor (the “Delaware Partnership Investor”), under which the Delaware Partnership Investor has provided convertible debt financing to the Company of approximately $1.4 million, ($130,000 during the six months ended February 29, 2012).

During the fiscal years ended August 31, 2010 and 2011, and through February 29, 2012, the Company also entered into seven funding arrangements for a total of $315,000 ($100,000 during the six months ended February 29, 2012), with a group of New York private investors in the form of convertible notes (Note 7).

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

Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at February 29, 2012 and the results of operations and cash flows of the Company for the three and six months ended February 29, 2012 and February 28, 2011, respectively. Operating results for the three and six months ended February 29, 2012, are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2011.

Basic and Diluted Net Loss per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the year ended August 31, 2011, the Company issued Class B Common Stock, which are not publicly-traded shares. The Class B Common Stock share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three and six months ended February 29, 2012 and February 28, 2011, the effect of the conversion of outstanding debt and Class B common shares would have been anti-dilutive. The following table represents the potential dilutive securities excluded from the calculation of diluted loss per share.

	February 29, 2012	February 28, 2011
Class B Common Stock	490,371,533	490,371,533
Convertible debt	2,775,876,038	634,604,708

Mining Rights and Claims

The Company has determined that its mining rights and claims meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are contractually limited by time. However, the Company has the ability to extend the leases (Note 4). For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. The Company recorded impairment charges of $33,959 and $33,958 during the three months ended February 29, 2012 and February 28, 2011, respectively. During each of the six months ended February 29, 2012 and February 28, 2011, the Company recorded impairment charges of $67,917.

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

As of February 29, 2012, the Company had the following financial assets and liabilities which are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash	—	$515,428	—
Derivative liabilities	—	$484,895	—

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

Interest expense in connection with the Mill mortgage for the three months ended February 29, 2012 and February 28, 2011 was $13,295 and $16,274, respectively and was $26,589 and $35,400 for the six months ended February 29, 2012 and February 28, 2011, respectively.

In connection with the acquisition of the Mill, the Company replaced a financial warranty that the seller had provided to the DRMS in the amount $318,654. During the 2011 fiscal year, the DRMS required and the Company provided an additional $196,476 of financial warranty. As of February 29, 2012, the total funds held as a restricted cash deposit with the State of Colorado related to the Mill financial warranty is $515,130.

Property, plant and equipment consist of the following as of February 29, 2012 and August 31, 2011:

	February 29, 2012	August 31, 2011
Computer equipment	$5,179	$2,118
Mine and drilling equipment	77,150	77,150
Mobile mining equipment	28,400	28,400
Land and mill	1,567,176	1,567,176

	1,677,905	1,674,844
Less accumulated depreciation	(79,691)	(68,966)

	$1,598,214	$1,605,878

Depreciation expense was $5,447 and $9,491 for the three months ended February 29, 2012 and February 28, 2011, respectively and $10,725 and $19,003 for the six months ended February 29, 2012 and February 28, 2011, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the Company’s property, plant and equipment has not yet been placed in service and accordingly is not being depreciated.

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

Brooklyn Mine

On September 30, 2009, the Company entered into a lease with an option to purchase the Brooklyn Mine, in consideration for which the Company issued 75,000,000 shares of restricted Class A Common Stock valued at $0.0031 per share (the quoted market price on the date of the Company entered into the agreement and obtained the mining rights) totaling $232,500. The lease/option is for a period of three years. The stock was restricted from sale during the initial term of the lease. The lease/option automatically renews and continues so long as ores, minerals, or metals are produced or sold. The lease grants the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity which benefits the leased premises and requires a minimum work commitment of $150,000 for the first year, $200,000 for the second year and $250,000 for the third year to be expended by the Company. The work commitment for the first year of the lease/option was not met. However, the lessor modified the terms of the agreement such that the Company had until February 29, 2012 to expend $350,000 on the property or make other arrangements with the lessor. The Company did not entirely meet that work commitment, however, the lessor has agreed to extend the work commitment deadline to May 31, 2012. The lease also requires the Company to pay the lessor a 5% NSR on all mineral bearing ores. In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $500,000. The Company has the sole and exclusive option to purchase all of lessor’s right, title and interest in the property for a total purchase price of $4,000,000, plus a perpetual 2% NSR. This amount may be paid in cash or other cash equivalents as mutually agreed by the Company and the lessor.

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

The option that the Company holds allows for the acquisition of the property in exchange for 2-year restricted Class A Common Stock valued at $1.5 million, due on or before June 30, 2012, a cash payment of $300,000, due on or before June 30, 2012, and a 5% NSR.

5.	Notes payable – related parties

As of February 29, 2012, the Company has notes payable to related parties, including accrued interest, of $88,730 and $240,937 with its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The funds received in exchange for the Notes have primarily been used by the Company to finance working capital requirements. On April, 8, 2011, the Company secured the amounts owed to the CEO and CFO, with the Mill, and filed Second Deeds of Trust in San Juan County, Colorado. In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are now due in their entirety on December 31, 2012. None of the Notes are currently in default. During the three months ended February 29, 2012 and February 28, 2011 the Company recorded interest expense of $4,573 and $4,523, respectively and $9,146 and $9,240 for the six months ended February 29, 2012 and February 28, 2011, respectively.

6.	Promissory notes payable

On September 12, 2011, the Company entered into a settlement agreement and mutual general release with an individual that had originally filed a breach of contract complaint against the Company in November 2009 (the “Plaintiff”) and the Company agreed to pay the Plaintiff $80,000 with interest of 8.00% per annum on September 12, 2013. At August 31, 2011, the Company had accrued $80,000 related to this settlement. During the six months ended February 29, 2012, this accrued liability was reclassified to a long-term note payable in accordance with the settlement agreement. Interest expense of $1,596 and $2,981 has been recorded for the three and six months ended February 29, 2012, respectively.

On December 22, 2011, the Company entered into a promissory note with one of its vendors in exchange for $24,000. The promissory note bears interest at 6.5% per annum and is due on June 22, 2012. If the Company fails to pay off the note on its due date, the entire principal and accrued interest will bear interest at 18% per annum. The Company recorded interest expense of $295 for both the three and six months ended February 29, 2012.

7.	Convertible notes

Delaware Partnership Investor

At September 1, 2011, the Company owed the Delaware Partnership Investor $87,261 (net of unamortized discounts of $212,739) under multiple funding arrangements. During the six months ended February 29, 2012, the Company issued two convertible notes under multiple funding arrangements with the Delaware Partnership Investor, totaling $65,000, which bear interest at 6.25% per annum and mature on September 12, 2012 and November 23, 2012. On December 23, 2011, the Company also issued a $150,000 multi-tranche convertible note, which provides for multiple disbursements through April 16, 2012. For financial statement purposes, each tranche is treated as a distinct note. At February 29, 2012, the Company had received two tranches totaling $65,000. Therefore, during the six months ended February 29, 2012 the Company received a total of $130,000 from the Delaware Partnership Investor. The notes are convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 50% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a discount in the amount of $130,000 related to the conversion features on the notes (Note 8). During the six months ended February 29, 2012, $250,000 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). During the six months ended February 29, 2012, the Company recorded $133,542 of debt discount amortization and the carrying value of the notes was $67,568 (net of unamortized discounts of $112,432) as of February 29, 2012. The terms of the agreement require the Company to, at all times, have authorized a sufficient number of shares to provide for full conversion of the outstanding notes, (approximately 1,800,000,000 shares at February 29, 2012).

Subsequent to February 29, 2012, the Company received an additional tranche of funding totaling $45,000 under the December 23, 2011 note mentioned above. As part of this transaction, the Company secured all currently outstanding amounts due to the Delaware Partnership Investor with the Mill and is in the process of executing a Deed of Trust in the amount of $377,500.

New York Private Investors

At September 1, 2011, the Company owed the New York Private Investors $51,062 (net of unamortized discount of $48,938), under multiple funding arrangements. During the six months ended February 29, 2012, the Company issued two convertible notes for $100,000 under two funding arrangements with a group of New York Private Investors. The notes bear interest at 8% per annum and mature on June 21, 2012 and November 8, 2012. The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 58% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $100,000 relating to the conversion feature of the note. During the six months ended February 29, 2012, $100,000 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). For the six months ended February 29, 2012, the Company recorded debt discount amortization of $60,473 and the carrying value of the notes as of February 29, 2012 was $36,243 (net of unamortized discounts of $63,757). At February 29, 2012, the Company is required to have 1,400,000,000 Class A shares reserved for issuance in conjunction with these funding arrangements.

Conversion of accounts payable

During the year ended August 31, 2011, the Company entered into an agreement with a vendor whereby the balance owed to the vendor for past services of $28,661 was exchanged for a convertible promissory note bearing interest at 6.5% per annum. The Company is required to make monthly payments under the terms of the note; however, the note holder has the right at its election to convert all or part of the outstanding principal and interest into the Company’s Class A common stock at a conversion rate of 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $27,550 relating to the conversion feature of the note. In August 2011, the Company and the vendor agreed to increase the amount of the convertible promissory note for additional past services owed totaling $2,081 and agreed to defer the initial monthly payment on the note until January 2012, while all other terms of the note were unchanged. The Company recorded a debt discount of $2,081 related to the conversion feature of the increased portion of the note. For the six months ending February 29, 2012, the Company recorded debt discount amortization of $2,188 and the carrying value of the note as of February 29, 2012 was $14,452 (net of unamortized discount of $1,295).

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

The Company uses a valuation pricing model to calculate the fair value of its derivative liabilities. Key assumptions used to apply this model were as follows:

	Six months ended February 29, 2012	Year ended August 31, 2011

Expected term	1 to 12 months	2 to 12 months
Volatility	186%-570%	157%-766%
Risk-free interest rate	0.01 - 0.18%	0.02 - 0.31%
Dividend yield	0%	0%

The following table represents the Company’s derivative liability activity for the embedded conversion features for the six months ended February 29, 2012:

Balance at August 31, 2011	$529,146
Issuance of derivative liabilities	446,753
Derecognition of derivative liabilities related to conversion of convertible debt	(775,362)
Derecognition of derivative liabilities related to paydown of convertible debt	(3,886)
Loss on derivative liabilities	288,244

Balance at February 29, 2012	$484,895

9.	Stockholders’ Deficit

Class A Common Stock

During the six months ended February 29, 2012, the Company converted debt and derecognized derivative liabilities totaling $1,139,916 into 4,223,423,189 shares of restricted Class A Common Stock.

During the six months ended February 29, 2012, the Company issued 45,656,400 shares of restricted Class A Common Stock in partial satisfaction of costs associated with the King Solomon mining lease.

As of February 29, 2012, the Company is authorized to grant up to 16,610,800,000 shares under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), of which 6,071,077,033 have been issued as of February 29, 2012. During the six months ended February 29, 2012, 3,367,331,400 shares of Class A Common Stock valued at $0.0002 to $0.0005 per share (the quoted market prices at the dates of the respective stock grants), were issued to employees and consultants for services rendered, which resulted in $572,129 being recorded as expense, $21,580 being recorded as prepaid expense and $266,219 recorded as a reduction in accounts payable.

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

On February 27, 2009, the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance at an exercise price of $0.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Series A common stockholders to receive Class B Securities, certain conditions must be met. As of February 29, 2012, 40,744,353 (out of a potential of 50,376,756) Class B Securities have been issued under this corporate action.

In September 2010, 449,623,244 shares of restricted Class B Common Stock were issued to the CEO and CFO in exchange for the CEO and CFO agreeing not to accept issuances of Class A Common Stock for a period of one year. The value attributable to this transaction was determined to be nominal.

Common Stock Transactions Subsequent to February 29, 2012

Subsequent to February 29, 2012, the Company issued 2,428,502,200 shares of its Class A Common Stock to employees, directors, consultants, and advisors for services, valued at approximately $485,700 under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), and 1,728,284,514 shares of restricted Class A Common Stock pursuant to the conversion of debt valued in total at $208,026, net of the cancellation of 589,512,800 shares which were outstanding at February 29, 2012. The Company also issued 1,823,175,000 shares of restricted Class A Common Stock to its CFO valued at $364,635 as partial compensation for accrued but unpaid salary.

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

Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2011 and February 29, 2012. On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of August 31, 2011 and February 29, 2012.

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

On January 25, 2012, the court denied the Company’s motion to traverse the garnishment, denied the Garnishee’s motion for contempt against the Company and its CFO, and ordered that the funds shall remain in the registry of the court until final disposition of the case by the Court of Appeals.

On April 5, 2012, the Colorado Court of Appeals affirmed the judgment ($345,603), however the order awarding plaintiffs their trial attorney fees ($58,989) and costs was vacated, and the case was remanded to the district court for further proceedings. The Company is filing a Petition for Rehearing in the Court of Appeals no later than April 9, 2012.

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

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and six months ended February 29, 2012, as well as our future results. It consists of the following subsections:

•

“Plan of Operation,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2012;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities;

•	“Results of Operations,” which sets forth an analysis and comparison of the three and six months ended February 29, 2012 compared to the three and six months ended February 28, 2011;

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

Plan of Operation

The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three and six months ended February 29, 2012 and compares those results to the three and six months ended February 28, 2011.

During the second quarter of fiscal 2012, we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

During the second quarter of fiscal 2012, we focused primarily on re-activation of the Pride of the West Mill (the “Mill”), primarily working towards amending the current reclamation permit, securing agreements for “custom” or “toll” milling, and seeking out new properties to acquire, explore and develop.

Operations at the Pride of the West Mill:

During the second quarter of fiscal 2012, we completed revisions to our prior reclamation permit amendment application and on January 27, 2012 submitted the permit amendment application to the DRMS. The application was deemed “complete for filing” by the DRMS and a decision date was scheduled for May 1, 2012.

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

Since that time, we have developed a “dry stack” method of tailings disposal as part of a new permit amendment (“AM-03”), which was submitted on January 27, 2012.

According to Colorado law, the Company is required to “publish notice in a newspaper of general circulation once a week for four consecutive weeks.” Further, the regulations require that the Company notify all owners of record of surface and mineral rights, holders of any recorded easements, and all owners of record of lands within 200 feet of the permit boundary and affected land via certified mail and submit proof of the notices prior to the decision date.

The Company began notice publications on February 9, 2012 in the Silverton Standard and the Miner and completed the publication requirement on March 1, 2012. Certified mail notices were completed on February 9, 2012. The comment period closed on March 21, 2012. The Division received four comments/objections during the comment period. As of the date of this report, it is uncertain whether any of the comments/objections will require a hearing before the Colorado Mined Land Reclamation Board.

As part of the Mill re-activation plan, we will be reclaiming the old tailings ponds on the property. That work is pursuant to a Technical Revision (“TR”), to the existing permit. On March 25, 2011 we filed Technical Revision 11 (“TR-11”) with the DRMS. TR-11 was approved by the DRMS on June 27, 2011.

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

We believe that this new permit amendment along with the extension of the Mill mortgage to July 1, 2012, will move the business plan forward.

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

We are in the process of constructing an N1431-01 compliant report to confirm and verify the value of these assets.

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

As of the date of this report, we are awaiting improved weather conditions so the work may be commenced.

Operations at the Brooklyn Mine:

We completed the 2011 exploration plan on the Brooklyn Mine during first quarter of fiscal 2012 and prepared samples during the second quarter of fiscal 2012. 178 samples have been prepared and boxed for shipment to Reno, Nevada for sample preparation. The samples will then be forwarded to a certified laboratory in Canada for analysis. 164 samples will be analyzed for geochemical components and 14 samples will be analyzed by fire assay for gold and silver.

The overall goal of the exploration project was to confirm historic data on two major targets; including the sampling of the intersection of two veins, the Rainbow and the Gloucester. Historic sampling data indicates a probable zone of high grade gold in the intersection area. Sampling of this area has been completed. The Company is awaiting assay results.

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

In addition to gold and silver, previous studies in the area have identified a number of trace elements in the vicinity of orebodies. We will closely monitor the data for indications of economically important elements, which include the rare metals tellurium and indium and monazite, which are essential to many of today’s green technologies. Tellurium is known to be present in Brooklyn Mine ores. Indium is known to be associated with zinc in the district.

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

Operations at the King Solomon Mine:

We completed our 2011 exploration program on the King Solomon Mine during first quarter of 2012.

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

As of the date of this report, we are awaiting improved weather conditions so the work may be commenced.

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

American Sierra Gold Corp. incorporated in Nevada on January 30, 2007. They are focused on the acquisition, exploration, development, mining, and production of precious metals, with emphasis on gold and silver. The Company’s plan of operation is to conduct mineral exploration activities in order to assess whether the sites possesses mineral deposits of gold or other precious metals in commercial quantities, capable of commercial extraction. The MOU originally set February 29, 2012 as the date by which the transaction shall be completed. On February 16, 2012, the date was extended to August 31, 2012.

Weather conditions in San Juan County, Colorado vary by season. During the winter season our activities are concentrated on analysis, planning, and development of properties in more temperate climates. Surface drilling and property exploration in San Juan County can reasonably take place between May and late October. Of course underground operations continue year-round.

Our plan of operation for fiscal 2012 is to: 1) complete all necessary permitting requirements, 2) bring the Mill into operation, 3) continue seeking funding for our operations and mining exploration program, and 4) commence custom/toll milling of ore from the companies that have entered into preliminary purchase orders with us and from our own mines.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. The Company has a working capital deficit of $2,875,778 at February 29, 2012; an incurred net loss of $2,439,740 for the six months ended February 29, 2012, and has incurred a deficit accumulated during the exploration stage of $21,643,988 for the period from February 11, 2004 (inception) through February 29, 2012. Accordingly, we have not generated cash flows from operations and have primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund our operations. These conditions (as indicated in the 2011 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about our ability to continue as a going concern.

We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our significant capital requirements for the foreseeable future include exploration commitments of $650,000 on our mining property options, payment of approximately $480,164 on a promissory note and accrued interest, which is collateralized by the Mill (due July 1, 2012), payment on notes payable to related parties including accrued interest totaling $329,667, re-activation expenses for the Mill, and our corporate overhead expenses.

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

We are dependent upon the DRMS/MLRB, approving an amendment to the existing reclamation permit for the Mill. The amendment, if approved, would cure the current cease and desist order, which was issued in 2005, and allow the Mill to become operational. The permit amendment process is lengthy and complex. We submitted an amendment to our existing reclamation permit on January 27, 2012 and the DRMS has set May 1, 2012 as the date they plan to make their decision.

Ultimately, should the Company not be able to obtain the approval of a new permit amendment, management anticipates that the Mill will be reclaimed and liquidated.

As of February 29, 2012, we had cash of approximately $5,700, other current assets of approximately $102,500 and current liabilities of approximately $2,984,000, resulting in a working capital deficit of approximately $2,876,000. We used cash of approximately $227,000 in operating activities for the six months ended February 29, 2012. Investing activities used cash of approximately $3,000 for the six months ended February 29, 2012, and financing activities was provided with cash of approximately $224,000 received primarily from the issuance of convertible debt.

Results of Operations

Three months ended February 29, 2012 Compared to the Three Months Ended February 28, 2011

For the three months ended February 29, 2012, we incurred a net loss of approximately $1,467,000 compared to a net loss of approximately $1,383,000 for the three months ended February 28, 2011.

For the three months ended February 29, 2012 and 2011, overall mineral property and exploration costs increased $26,000 to $145,000 from $119,000 for the same period last year. The increase was due to increased expenses related to the permit for the Mill and costs associated with additional supervisory management of the Mill and mineral properties.

Professional fees decreased $49,000 from $56,000 for the three months ended February 28, 2011 to $7,000 for the three months ended February 29, 2012. The decrease was due to reduced legal expenses related to the Hennis lawsuit. (See “Part II, Item 1. Legal Proceedings”.)

General and administrative costs were approximately $776,000 and $672,000 for the three months ended February 29, 2012 and 2011, respectively; an increase of $104,000. The increase is due primarily to the specific reasons presented below.

Consulting expenses were $393,000 and $454,000 for the three months ended February 29, 2012 and 2011, respectively, a decrease of $61,000. The decrease is due to the reduced use of outside services for corporate communications, economic imaging, and an increase in the use of results based compensation for services rendered.

Salaries were $133,000 and $93,000 for the three months ended February 29, 2012 and 2011, respectively, an increase of $40,000. The increase is due to higher compensation pursuant to our executive compensation agreements entered into in July, 2011. All salaries are either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3. Our Chief Executive Officer and Chief Financial Officer have forgone any cash compensation since September 2008. However, compensation for amounts owed pursuant to our executive employment agreements has been fully accrued as of February 29, 2012.

Filing fees and transfer agent fees were $37,000 and $9,000 for the three months ended February 29, 2012 and February 28, 2011 respectively. The $28,000 increase was due to filing fees in the state of Nevada associated with an increase of the number of authorized Class A Common Stock shares.

Bank and brokerage fees increased to $14,600 for the three months ended February 29, 2012 from $3,500 for the three months ended February 28, 2011. The increase was due to higher costs associated with transacting the Class A Common Stock shares of the Company.

Investor relations costs were $4,500 and $80,000 for the three months ended February 29, 2012 and February 28, 2011, respectively, a 94% decrease of $75,500. The decrease was due to decreased radio media presence.

Licenses and Permit fees increased to $4,700 from zero for the three months ended February 29, 2012 and February 28, 2011, respectively. The increase was due the required filing fee associated with the permit amendment application for the Mill.

Interest expense was $266,000 and $324,000 for the three months ended February 29, 2012 and 2011, respectively. The decrease of $58,000 is primarily related to the required accounting treatment of convertible debt derivative liabilities and the amortization of debt discounts.

Six months ended February 29, 2012 Compared to the Six Months Ended February 28, 2011

For the six months ended February 29, 2012, we incurred a net loss of approximately $2,440,000 compared to a net loss of approximately $2,770,000 for the six months ended February 28, 2011.

For the six months ended February 29, 2012 and February 28, 2011, overall mineral property and exploration costs increased $83,000 to $333,000 from $250,000 for the same period last year. The increase was due to increased expenses related to the permit for the Mill and costs associated with additional supervisory management of the Mill and mineral properties.

Professional fees decreased $45,000 from $171,000 for the six months ended February 28, 2011 to $126,000 for the six months ended February 29, 2012. The decrease was due to reduced legal expenses related to the Hennis lawsuit. (See “Part II, Item 1. Legal Proceedings”.)

General and administrative costs were approximately $1,000,000 and $1,200,000 for the six months ended February 29, 2012 and February 28,2011, respectively; a decrease of $200,000. The decrease is due primarily to the specific reasons presented below.

Consulting expenses were $524,000 and $653,000 for the six months ended February 29, 2012 and February 28, 2011, respectively, a decrease of $129,000. The decrease is due to the reduced use of outside services for corporate communications, economic imaging, and an increase in the use of results based compensation for services rendered.

Salaries were $244,000 and $186,000 for the six months ended February 29, 2012 and February 28, 2011, respectively, an increase of $58,000. The increase is due to higher compensation pursuant to our executive compensation agreements entered into in July, 2011. All salaries are either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3. Our Chief Executive Officer and Chief Financial Officer have forgone any cash compensation since September 2008. However, compensation for amounts owed pursuant to our executive employment agreements has been fully accrued as of February 29, 2012.

Filing fees and transfer agent fees were $41,000 and $16,000 for the six months ended February 29, 2012 and February 28, 2011 respectively. The $25,000 increase was due to filing fees in the state of Nevada associated with an increase of the number of authorized Class A Common Stock shares.

Bank and brokerage fees increased to $21,600 for the six months ended February 29, 2012 from $16,000 for the six months ended February 28, 2011. The increase was due to higher costs associated with transacting the Class A Common Stock shares of the Company.

Investor relations costs were $8,000 and $222,000 for the six months ended February 29, 2012 and 2011, respectively, a 94% decrease of $214,000. The decrease was due to decreased radio media presence.

Licenses and Permit fees increased to $4,900 from $1,400 for the six months ended February 29, 2012 and February 28, 2011, respectively. The increase was due the required filing fee associated with the permit amendment application for the Mill.

Interest expense was $632,000 and $1,462,000 for the six months ended February 29, 2012 and 2011, respectively. The decrease of $830,000 is primarily related to the required accounting treatment of convertible debt derivative liabilities and the amortization of debt discounts.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 29, 2012 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2011.

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

Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2011 and February 29, 2012. On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of August 31, 2011 and February 29, 2012.

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

On January 25, 2012, the court denied the Company’s motion to traverse the garnishment, denied the Garnishee’s motion for contempt against the Company and its CFO, and ordered that the funds shall remain in the registry of the court until final disposition of the case by the Court of Appeals.

On April 5, 2012, the Colorado Court of Appeals affirmed the judgment ($345,603), however the order awarding plaintiffs their trial attorney fees ($58,989) and costs was vacated, and the case was remanded to the district court for further proceedings. The Company is filing a Petition for Rehearing in the Court of Appeals no later than April 9, 2012.

Other Legal Matters

On September 12, 2011, the Company entered into a settlement agreement and mutual general release with an individual that had originally filed a breach of contract complaint against the Company in November 2009 (the “Plaintiff”) and the Company agreed to pay the Plaintiff $80,000 with interest of eight percent (8.00%) per annum on September 12, 2013. At August 31, 2011, the Company had accrued $80,000 plus interest related to this settlement. During the six months ended February 29, 2012, this accrued liability was reclassified to a long-term note payable in accordance with the settlement agreement.

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

In addition to the other information provided in this Form 10-Q, you should carefully consider the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, which may be accessed at:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Index

Exhibit Number	Description

2	Articles of Merger between Colorado Goldfields Inc. (surviving entity) and Garpa Resources, Inc., effective June 18, 2007. Filed with Form 8-K dated June 20, 2007, and incorporated herein by reference.

3.1	Amended and Restated Bylaws filed as Exhibit 3.1 to Form 8-K dated September 4, 2008 and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation as Exhibit A to Schedule 14C dated November 4, 2010 and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation as Exhibit A to Schedule 14C dated March 9, 2011 and incorporated herein by reference.

10.1	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.2	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.3	Form RW filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

10.4	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on April 3, 2009 and incorporated herein by reference.

10.5	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on June 26, 2009 and incorporated herein by reference.

10.6	Employment Agreement of C. Stephen Guyer dated July 1, 2009. Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2009, and incorporated herein by reference.

10.7	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.

10.8	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.

10.9	Mining Lease Agreement between Colorado Goldfields Inc. and Larry H. Killian dated September 18, 2009. Filed as Exhibit 10.1 to Form 8-K filed on September 23, 2009 and incorporated herein by reference.

10.10	Mining Lease Agreement between Colorado Goldfields Inc. and Frank J. Montonati and Don Laeding dated September 30, 2009. Filed as Exhibit 10.1 to Form 8-K filed on October 6, 2009 and incorporated herein by reference.

10.11	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on December 21, 2009 and incorporated herein by reference.

10.12	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on April 23, 2010 and incorporated herein by reference.

10.13	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

10.14	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

10.15	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on June 14, 2011 and incorporated herein by reference.

10.16	Employment Agreement of C. Stephen Guyer dated July 1, 2011. Filed as Exhibit 10.2 to Form 8-K filed on June 17, 2011, and incorporated herein by reference.

10.17	Purchase Agreement dated as of June 13, 2011, between Algae Farm (USA), Inc. and Colorado Goldfields Inc, filed as exhibit 10.1 to Form 8-K filed on June 17, 2011, and incorporated herein by reference.

10.18	Amendment to 2008 Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on February 28, 2012 and incorporated herein by reference.

14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer.*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer.*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer.*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer.*

101††

The following financial statements from Colorado Goldfields Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012 as filed with the SEC on April 6, 2012, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets

(ii) the Condensed Consolidated Statement of Income

(iii) the Condensed Consolidated Statements of Cash Flows

(iv) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail

*	Filed herewith.

††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Goldfields Inc.

By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer

April 6, 2012

CERTIFICATIONS