Form 10-Q
period 2012-05-31
COLORADO GOLDFIELDS INC.
filed 2012-07-06
CIK 1344394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 5, 2012
Class A Common Stock, $0.001 Par Value	23,662,058,551
Class B Common Stock (Restricted), $0.001 Par Value	490,371,533

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Colorado Goldfields Inc. (An Exploration Stage Company)

Balance Sheets

	May 31,	August 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash	$10,380	$11,838
Prepaid expenses and other	74,575	88,823

Total Current Assets	84,955	100,661

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,592,681	1,605,878
Mining rights and claims (Note 4)	192,847	294,722
Restricted cash (Note 3)	515,428	515,428
Deferred financing costs	21,836	28,805
Other	11,520	11,520

Total Non-Current Assets	2,334,312	2,456,353

Total Assets	$2,419,267	$2,557,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$269,884	$253,453
Accrued liabilities	712,079	1,023,340
Convertible notes, less unamortized discount of $197,437 and $285,693, (Note 7)	108,807	153,605
Derivative liabilities (Note 8)	527,749	529,146
Promissory note payable, including accrued interest (Note 6)	24,688	—
Notes payable, including accrued interest — related parties (Note 5)	334,291	320,521
Mortgage notes payable, including accrued interest (Note 3)	468,605	453,575

Total Current Liabilities	2,446,103	2,733,640

Non-Current Liabilities
Promissory note payable, including accrued interest (Note 6)	84,594	—
Asset retirement obligation	691,635	656,570

Total Non-Current Liabilities	776,229	656,570

Total Liabilities	3,222,332	3,390,210

Contingencies and Commitments (Note 10)

Stockholders’ Deficit (Note 9)
Class A common stock, 35,000,000,000 shares authorized, $0.001 par value; 23,162,058,551 and 7,770,773,405 issued and outstanding, respectively	23,103,797	7,712,512

Class B common stock, 500,000,000 shares authorized, $0.001 par value; 490,371,533 shares issued and outstanding, respectively	—	—

Additional paid in capital	(1,341,566)	10,629,290
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(22,594,546)	(19,204,248)

Total Stockholders’ Deficit	(803,065)	(833,196)

Total Liabilities and Stockholders’ Deficit	$2,419,267	$2,557,014

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)

Statements of Operations

(Unaudited)

	xxxx	xxxx	xxxx	xxxx	xxxx
					Accumulated
					from February 11,
	For the Three	For the Three	For the Nine	For the Nine	2004 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012
Revenue	$—	$—	$—	$—	$—

Operating expenses

Donated rent	—	—	—	—	9,750
Donated services	—	—	—	—	19,500
General and administrative	377,626	501,001	1,440,669	1,678,067	13,943,229
Mineral property and exploration costs	157,085	143,630	489,851	393,838	3,086,919
Professional fees	59,846	112,188	186,068	283,435	1,707,066

Total operating expenses	(594,557)	(756,819)	(2,116,588)	(2,355,340)	(18,766,464)

Other income (expense)
Other income	1,350	11,014	4,050	11,014	106,991
Interest income	—	187	—	647	33,781
(Loss) gain on derivative liabilities	(60,769)	(140,540)	(349,013)	149,316	27,511
Interest expense	(296,582)	(643,607)	(928,747)	(2,105,859)	(3,996,365)

Total other expense	(356,001)	(772,946)	(1,273,710)	(1,944,882)	(3,828,082)

Net Loss	$(950,558)	$(1,529,765)	$(3,390,298)	$(4,300,222)	$(22,594,546)

Net Loss Per Common Share—Basic and Diluted	*	*	*	*

Weighted Average Number of Common Shares Outstanding	21,138,889,733	4,111,105,467	14,081,442,831	3,095,148,102

*	Amount is less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

			Accumulated from
	For the Nine	For the Nine	February 11, 2004
	Months Ended	Months Ended	(Date of Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012
Cash Flows Used in Operating Activities:

Net loss	$(3,390,298)	$(4,300,222)	$(22,594,546)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	—	—	29,250
Amortization of debt discount and deferred financing costs	829,637	2,002,798	3,430,806
Depreciation and amortization	16,258	25,583	146,722
Loss (gain) on derivative liabilities	349,013	(149,316)	(27,511)
Impairment of mining rights	101,875	101,876	364,653
Stock issued for services	846,405	1,370,571	10,257,866
Stock-based compensation — options	—	—	899,303
Accrued interest	97,150	79,416	407,529
Accretion expense on asset retirement obligation	35,065	32,720	191,635
Gain on sale of property, plant and equipment	—	(10,597)	(73,757)
Change in operating assets and liabilities:
Increase in restricted cash	—	(147,857)	(515,428)
Increase in prepaid expenses and other	(13,600)	(5,791)	(27,814)
Increase in accounts payable	370,089	244,809	1,969,177
Increase in accrued liabilities	432,058	294,754	1,451,166
Increase in other assets	—	—	(11,520)

Net cash used in operating activities	(326,348)	(461,256)	(4,102,469)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	—	20,000	202,400
Acquisition of property, plant and equipment	(3,061)	—	(720,797)

Net cash (used in) provided by investing activities	(3,061)	20,000	(518,397)

Cash Flows from Financing Activities:
Advances received	—	—	405,733
Repayment of advances	—	—	(405,733)
Proceeds from notes from related parties	—	—	581,452
Repayment of advances from related party	—	(10,544)	(20,596)
Proceeds from note payable	24,000	—	124,000
Repayment of notes payable	(29,649)	(436,334)	(718,353)
Proceeds from issuance of convertible debt	375,000	978,977	1,793,977
Loan acquisition costs	(41,400)	(100,398)	(188,298)
Proceeds from exercise of warrants	—	570	570
Net proceeds from issuance of common stock	—	—	3,058,494

Net cash provided by financing activities	327,951	432,271	4,631,246

(Decrease) increase in cash	(1,458)	(8,985)	10,380

Cash—Beginning of Period	11,838	20,019	—

Cash —End of Period	$10,380	$11,034	$10,380

Supplemental Disclosures:
Interest paid	$2,978	$16,141	$97,759
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Exchange of accounts payable and accrued liabilities for debt	$80,000	$28,661	$246,036
Issuance of common stock to satisfy accounts payable	$353,658	$255,805	$1,526,525
Issuance of common stock to satisfy accrued liabilities	$682,560	$—	$682,560
Issuance of common stock for prepaid expenses	$21,580	$113,940	$550,159
Issuance of common stock for mining rights	$—	$—	$557,500
Exchange of convertible debt for common shares	$1,565,654	$2,061,013	$4,444,292
Exchange of property, plant and equipment for accounts payable	$—	$—	$2,750
Forgiveness of related party debt and accrued interest	$—	$—	$288,361

Acquisition of land and building:
Cash paid	$—	$—	$250,677
Mortgage note given to seller	—	—	650,000
Asset retirement obligation assumed	—	—	500,000

Assets acquired	$—	$—	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

From February 11, 2004 (Date of Inception) to May 31, 2012

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders’
	Common Stock		Common Stock		Paid in	Donated	Exploration	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Equity
Balances—February 11, 2004 (Date of inception)
	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	51,350,000	2,500	—	—	—	—	—	2,500
Donated services and rent	—	—	—	—	—	4,500	—	4,500
Net loss	—	—	—	—	—	—	(5,898)	(5,898)

Balances—August 31, 2004	51,350,000	$2,500	—	$—	$—	$4,500	$(5,898)	$1,102
Issuance of common stock for cash	63,160,500	53,750	—	—	—	—	—	53,750
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(35,319)	(35,319)

Balances—August 31, 2005	114,510,500	$56,250	—	$—	$—	$13,500	$(41,217)	$28,533
Donated services and rent	—	—	—	—	—	9,000	—	9,000
Net loss	—	—	—	—	—	—	(36,148)	(36,148)

Balances—August 31, 2006	114,510,500	$56,250	—	$—	$—	$22,500	$(77,365)	$1,385
Donated services and rent	—	—	—	—	—	6,750	—	6,750
Net loss	—	—	—	—	—	—	(300,193)	(300,193)

Balances—August 31, 2007	114,510,500	$56,250	—	$—	$—	$29,250	$(377,558)	$(292,058)
Issuance of common stock for cash (net of offering costs of $282,231)	11,386,180	11,386	—	—	2,990,858	—	—	3,002,244
Shares issued for services	9,829,440	9,829	—	—	859,910	—	—	869,739
Stock-based compensation — options	—	—	—	—	895,209	—	—	895,209
Net loss	—	—	—	—	—	—	(3,721,021)	(3,721,021)

Balances—August 31, 2008	135,726,120	$77,465	—	$—	$4,745,977	$29,250	$(4,098,579)	$754,113
Shares issued for services	370,282,860	370,283	—	—	3,871,000	—	—	4,241,283
Issuance of common stock to satisfy accounts payable	29,389,147	29,389	—	—	340,626	—	—	370,015
Stock-based compensation — options	—	—	—	—	4,094	—	—	4,094
Stock issued to beneficial owners of Class A Common Stock	—	—	35,732,285	—	—	—	—	—
Forgiveness of related party debt and accrued interest	—	—	—	—	288,361	—	—	288,361
Net loss	—	—	—	—	—	—	(5,281,857)	(5,281,857)

Balances—August 31, 2009	535,398,127	$477,137	35,732,285	$—	$9,250,058	$29,250	$(9,380,436)	$376,009
Shares issued for services	921,203,109	921,203	—	—	1,029,557	—	—	1,950,760
Issuance of common stock to satisfy accounts payable	144,810,731	144,811	—	—	199,017	—	—	343,828
Shares issued for mining rights	125,000,000	125,000	—	—	282,500	—	—	407,500
Shares issued for convertible debt	46,874,997	46,875	—	—	60,261	—	—	107,136
Stock issued to beneficial owners of Class A Common Stock	—	—	5,012,068	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,660,418)	(3,660,418)

Balances—August 31, 2010	1,773,286,964	$1,715,026	40,744,353	$—	$10,821,393	$29,250	$(13,040,854)	$(475,185)
Shares issued for services	3,016,771,036	3,016,771	—	—	(592,484)	—	—	2,424,287
Issuance of common stock to satisfy accounts payable	583,549,464	583,549	—	—	(124,525)	—	—	459,024
Shares issued for convertible debt	2,147,165,941	2,147,166	—	—	624,336	—	—	2,771,502
Shares issued for mining rights	250,000,000	250,000	—	—	(100,000)	—	—	150,000
Stock issued to officers	—	—	449,623,244	—	—	—	—	—
Class B warrants exercised and shares issued	—	—	3,936	—	570	—	—	570
Net loss	—	—	—	—	—	—	(6,163,394)	(6,163,394)

Balances—August 31, 2011	7,770,773,405	$7,712,512	490,371,533	$—	$10,629,290	$29,250	$(19,204,248)	$(833,196)
Shares issued for services (Note 9)	3,778,734,833	3,778,734	—	—	(2,960,177)	—	—	818,557
Issuance of common stock to satisfy accounts payable (Note 9)	1,599,766,667	1,599,767	—	—	(1,246,109)	—	—	353,658
Issuance of common stock to satisfy accrued liabilities (Note 9)	3,162,800,000	3,162,800	—	—	(2,480,240)	—	—	682,560
Shares issued for convertible debt (Note 9)	6,849,983,646	6,849,984	—	—	(5,284,330)	—	—	1,565,654
Net loss	—	—	—	—	—	—	(3,390,298)	(3,390,298)

Balances—May 31, 2012 (unaudited)	23,162,058,551	$23,103,797	490,371,533	$—	$(1,341,566)	$29,250	$(22,594,546)	$(803,065)

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)

Notes to the Unaudited Financial Statements

May 31, 2012

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

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $2,361,148 at May 31, 2012, has incurred net losses of $950,558 and $3,390,298 for the three and nine months ended May 31, 2012, and has incurred a deficit accumulated during the exploration stage of $22,594,546 for the period from February 11, 2004 (inception) through May 31, 2012. Accordingly, it has not generated cash flows from operations and has primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations.

The Company is dependent upon the State of Colorado Mined Land Reclamation Board (“MLRB”), approving an amendment to the existing reclamation permit for the Company’s Pride of the West Mill (“the Mill”). The amendment, if approved, would cure a current cease and desist order, which was issued in 2005, and allow the Mill to become operational. The permit amendment process is lengthy and complex.

In December 2010, the Company presented a proposed permit amendment (“AM-02”) to the MLRB. While portions of that permit amendment were approved, there remain deficiencies that require additional work. As a result, on December 30, 2010, the MLRB denied AM-02, which required a new complete amendment application to be prepared.

The Company prepared additional material for consideration by the State of Colorado Division of Reclamation, Mining and Safety (“DRMS”) and the MLRB. Management submitted a new permit amendment application (“AM0-03”), to the DRMS on January 27, 2012 and completed the notice and comment period on March 21, 2012. The Company submitted additional detailed design material for the “Mill Tailings Repository” to the DRMS on April 18, 2012. The DRMS found that the new material contained enough new and unique material such that the submission should be procedurally treated as an amendment to the original amendment submission in January 2012. As a result, a second notice and comment period specific to the “Mill Tailings Repository” design was required. The comment period closed on June 6, 2012.

A public hearing is scheduled before the MLRB for August 8-9, 2012, at the Denver offices of the DRMS, and the Pre-hearing Conference is scheduled to occur July 26, 2012, in Silverton, Colorado. The DRMS’s deadline for issuing a recommendation regarding the current amendment is July 20, 2012.

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

The Company continues to explore sources of additional financing to satisfy its current operating requirements. During the fiscal years ended August 31, 2010 and 2011, and through May 31, 2012, the Company entered into funding arrangements with an institutional investor (the “Delaware Partnership Investor”), under which the Delaware Partnership Investor has provided convertible debt financing to the Company of approximately $1.5 million, ($275,000 during the nine months ended May 31, 2012).

During the fiscal years ended August 31, 2010 and 2011, and through May 31, 2012, the Company also entered into seven funding arrangements for a total of $315,000 ($100,000 during the nine months ended May 31, 2012), with a group of New York private investors in the form of convertible notes (Note 7).

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

Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at May 31, 2012 and the results of operations and cash flows of the Company for the three and nine months ended May 31, 2012 and 2011, respectively. Operating results for the three and nine months ended May 31, 2012, are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2011.

Basic and Diluted Net Loss per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the year ended August 31, 2011, the Company issued Class B Common Stock, which are not publicly-traded shares. The Class B Common Stock share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three and nine months ended May 31, 2012 and 2011, the effect of the conversion of outstanding debt and Class B common shares would have been anti-dilutive. The following table represents the potential dilutive securities excluded from the calculation of diluted loss per share.

	May 31, 2012	May 31, 2011
Class B Common Stock	490,371,533	490,371,533
Convertible debt	5,867,429,108	1,064,343,913

Mining Rights and Claims

The Company has determined that its mining rights and claims meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are contractually limited by time. However, the Company has the ability to extend the leases (Note 4). For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. The Company recorded impairment charges of $33,958 during the three months ended May 31, 2012 and 2011, respectively. The Company recorded impairment charges of $101,875 and $101,876 during the nine months ended May 31, 2012 and 2011, respectively.

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

As of May 31, 2012, the Company had the following financial assets and liabilities which are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash	—	$515,428	—
Derivative liabilities	—	$527,749	—

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

Recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the interim period ending November 30, 2012 for the Company). The Company does not expect the adoption of ASU 2011-05 to have a material impact on its results of operations, financial condition, or cash flows.

3.	Property, Plant and Equipment

On June 29, 2007, the Company acquired the Mill located in Howardsville, Colorado for consideration of $900,677, plus the assumption of an estimated asset retirement obligation of $500,000 for a total cost of $1,400,677. The Company paid the seller cash of $250,677 and the remaining $650,000 was paid through a mortgage with the seller, which is collateralized by the property and bears interest at 12% per year. All unpaid principal was originally due June 29, 2009. The due date on the mortgage was extended and is currently due in full on December 31, 2012. During the nine months ended May 31, 2012, $25,000 of the mortgage was paid through the issuance of convertible notes (Note 7).

Interest expense in connection with the Mill mortgage for the three months ended May 31, 2012 and 2011 was $13,441 and $11,836, respectively and was $40,030 and $47,236 for the nine months ended May 31, 2012 and 2011, respectively.

In connection with the acquisition of the Mill, the Company replaced a financial warranty that the seller had provided to the DRMS in the amount $318,654. During the 2011 fiscal year, the DRMS required and the Company provided an additional $196,476 of financial warranty. As of May 31, 2012, the total funds held as a restricted cash deposit with the State of Colorado related to the Mill financial warranty is $515,130.

Property, plant and equipment consist of the following as of May 31, 2012 and August 31, 2011:

	May 31, 2012	August 31, 2011
Computer equipment	$5,179	$2,118
Mine and drilling equipment	77,150	77,150
Mobile mining equipment	28,400	28,400
Land and mill	1,567,176	1,567,176

	1,677,905	1,674,844
Less accumulated depreciation	(85,224)	(68,966)

	$1,592,681	$1,605,878

Depreciation expense was $5,533 and $6,580 for the three months ended May 31, 2012 and 2011, respectively and $16,258 and $25,583 for the nine months ended May 31, 2012 and 2011, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the Company’s property, plant and equipment has not yet been placed in service and accordingly is not being depreciated.

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

Brooklyn Mine

On September 30, 2009, the Company entered into a lease with an option to purchase the Brooklyn Mine, in consideration for which the Company issued 75,000,000 shares of restricted Class A Common Stock valued at $0.0031 per share (the quoted market price on the date of the Company entered into the agreement and obtained the mining rights) totaling $232,500. The lease/option is for a period of three years. The stock was restricted from sale during the initial term of the lease. The lease/option automatically renews and continues so long as ores, minerals, or metals are produced or sold. The lease grants the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity which benefits the leased premises and requires a minimum work commitment of $150,000 for the first year, $200,000 for the second year and $250,000 for the third year to be expended by the Company. The work commitment for the first year of the lease/option was not met. However, the lessor modified the terms of the agreement such that the Company had until February 29, 2012 to expend $350,000 on the property or make other arrangements with the lessor. The Company did not entirely meet that work commitment; however, the lessor agreed to extend the work commitment deadline to May 31, 2012. The Company did not meet the work commitment at May 31, 2012 and is currently negotiating revised arrangements regarding the work commitment with the lessor. The lease also requires the Company to pay the lessor a 5% NSR on all mineral bearing ores. In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $500,000. The Company has the sole and exclusive option to purchase all of lessor’s right, title and interest in the property for a total purchase price of $4,000,000, plus a perpetual 2% NSR. This amount may be paid in cash or other cash equivalents as mutually agreed by the Company and the lessor.

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

The Silver Wing Mine

On May 16, 2011, the Company issued 1,000,000 restricted shares of Class A Common Stock to accept assignment of an option contract for the sale and purchase of the Silver Wing Mine.

The property consists of 27 patented mining claims (224 acres) in San Juan County, in southwestern Colorado, known as the Silver Wing Mine. The Company intends to develop a mining and milling operation to produce gold, silver, copper, lead, and zinc concentrates.

The option that the Company holds allows for the acquisition of the property in exchange for 2-year restricted Class A Common Stock valued at $1.5 million, due on or before June 30, 2012, a cash payment of $300,000, due on or before June 30, 2012, and a 5% NSR. The Company did not make the cash and stock payments and is currently negotiating revised terms with the holder of the option.

5.	Notes payable – related parties

As of May 31, 2012, the Company has notes payable to related parties, including accrued interest, of $89,917 and $244,374 with its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The funds received in exchange for the Notes have primarily been used by the Company to finance working capital requirements. On April, 8, 2011, the Company secured the amounts owed to the CEO and CFO, with the Mill, and filed Second Deeds of Trust in San Juan County, Colorado. In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are now due in their entirety on December 31, 2012. None of the Notes are currently in default. During each of the three months ended May 31, 2012 and 2011 the Company recorded interest expense of $4,623 and $13,770 and $13,863 for the nine months ended May 31, 2012 and 2011, respectively.

6.	Promissory notes payable

On September 12, 2011, the Company entered into a settlement agreement and mutual general release with an individual that had originally filed a breach of contract complaint against the Company in November 2009 (the “Plaintiff”) and the Company agreed to pay the Plaintiff $80,000 with interest of 8.00% per annum due in full on September 12, 2013. At August 31, 2011, the Company had accrued $80,000 related to this settlement. During the nine months ended May 31, 2012, this accrued liability was reclassified to a long-term note payable in accordance with the settlement agreement. Interest expense was $1,613 and $4,594 has been recorded for the three and nine months ended May 31, 2012, respectively.

On December 22, 2011, the Company entered into a promissory note with one of its vendors in exchange for $24,000. The promissory note bears interest at 6.5% per annum and was due on June 22, 2012. In June 2012, the note was extended, and is now due on December 22, 2012. All other terms remain the same. If the Company fails to pay off the note on its due date, the entire principal and accrued interest will bear interest at 18% per annum. The Company recorded interest expense of $393 and $688 for the three and nine months ended May 31, 2012.

7.	Convertible notes

Delaware Partnership Investor

At September 1, 2011, the Company owed the Delaware Partnership Investor $87,261 (net of unamortized discounts of $212,739) under multiple funding arrangements. During the nine months ended May 31, 2012, the Company issued two convertible notes under multiple funding arrangements with the Delaware Partnership Investor, totaling $65,000, which bear interest at 6.25% per annum and mature on September 12, 2012 and November 23, 2012. On December 23, 2011, the Company also issued a $150,000 multi-tranche convertible note, which provided for multiple disbursements through April 16, 2012, all of which were received as of May 31, 2012. On May 25, 2012, the Company issued a $112,000 multi-tranche convertible note, which provides for multiple disbursements through July 9, 2012. For financial statement purposes, each tranche is treated as a distinct note. At May 31, 2012, the Company had received one tranche of the May 25, 2012 note totaling $35,000. Therefore, during the nine months ended May 31, 2012 the Company received a total of $250,000 from the Delaware Partnership Investor, in addition to $25,000 used specifically to pay down the mortgage on the Mill (Note 3). The notes are convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 50% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a discount in the amount of $275,000 related to the conversion features on the notes issued during the nine months ended May 31, 2012 (Note 8). During the nine months ended May 31, 2012, $365,000 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). During the nine months ended May 31, 2012, the Company recorded $178,860 of debt discount amortization and the carrying value of the notes was $44,514 (net of unamortized discounts of $165,487) as of May 31, 2012. The terms of the agreement require the Company to, at all times, have authorized a sufficient number of shares to provide for full conversion of the outstanding notes, (approximately 4,200,000,000 shares at May 31, 2012). The Company has reserved a total of 4.5 billion shares for future conversions until the outstanding notes are completely paid in full or converted.

Subsequent to May 31, 2012, the Company received two an additional tranches of funding totaling $50,000 under the May 25, 2012 multi-tranche note mentioned above. As part of this transaction, the Company secured all currently outstanding amounts due to the Delaware Partnership Investor with the Mill and is in the process of executing a Deed of Trust in the amount of $262,000.

New York Private Investors

At September 1, 2011, the Company owed the New York Private Investors $51,062 (net of unamortized discount of $48,938), under multiple funding arrangements. During the nine months ended May 31, 2012, the Company issued two convertible notes for $100,000 under two funding arrangements with a group of New York Private Investors. The notes bear interest at 8% per annum. One note matured on June 21, 2012 and one note matures on November 8, 2012. The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 58% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $100,000 relating to the conversion feature of the note. During the nine months ended May 31, 2012, $118,000 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). For the nine months ended May 31, 2012, the Company recorded debt discount amortization of $90,121 and the carrying value of the notes as of May 31, 2012 was $50,952 (net of unamortized discounts of $31,048). At May 31, 2012, the Company is required to have 1,400,000,000 Class A shares reserved for issuance in conjunction with these funding arrangements. The Company has reserved a total of 1.4 billion shares for future conversions until the outstanding notes are completely paid in full or converted.

Conversion of accounts payable

During the year ended August 31, 2011, the Company entered into an agreement with a vendor whereby the balance owed to the vendor for past services of $28,661 was exchanged for a convertible promissory note bearing interest at 6.5% per annum. The Company is required to make monthly payments under the terms of the note; however, the note holder has the right at its election to convert all or part of the outstanding principal and interest into the Company’s Class A common stock at a conversion rate of 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $27,550 relating to the conversion feature of the note. In August 2011, the Company and the vendor agreed to increase the amount of the convertible promissory note for additional past services owed totaling $2,081 and agreed to defer the initial monthly payment on the note until January 2012, while all other terms of the note were unchanged. The Company recorded a debt discount of $2,081 related to the conversion feature of the increased portion of the note. For the nine months ending May 31, 2012, the Company recorded debt discount amortization of $2,581 and the carrying value of the note as of May 31, 2012 was $13,341 (net of unamortized discount of $902).

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

The Company uses a valuation pricing model to calculate the fair value of its derivative liabilities. Key assumptions used to apply this model were as follows:

	Nine months ended	Year ended
	May 31, 2012	August 31, 2011
Expected term	1 to 12 months	2 to 12 months
Volatility	186%-570%	157%-766%
Risk-free interest rate	0.01 - 0.18%	0.02 - 0.31%
Dividend yield	0%	0%

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended May 31, 2012:

Balance at August 31, 2011	$529,146
Issuance of derivative liabilities	719,053
Derecognition of derivative liabilities related to conversion of convertible debt	(1,063,826)
Derecognition of derivative liabilities related to paydown of convertible debt	(5,637)
Loss on derivative liabilities	349,013

Balance at May 31, 2012	$527,749

9.	Stockholders’ Deficit

Class A Common Stock

During the nine months ended May 31, 2012, the Company converted debt and derecognized derivative liabilities totaling $1,565,654 into 6,849,983,646 shares of restricted Class A Common Stock.

During the nine months ended May 31, 2012, the Company issued 45,656,400 shares of restricted Class A Common Stock in partial satisfaction of costs associated with the King Solomon mining lease.

As of May 31, 2012, the Company is authorized to grant up to 16,610,800,000 shares under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), of which 9,376,215,733 have been issued as of May 31, 2012. During the nine months ended May 31, 2012, 8,495,645,100 shares of Class A Common Stock valued at $0.0001 to $0.0005 per share (the quoted market prices at the dates of the respective stock grants), were issued to employees and consultants for services rendered, which resulted in $790,129 being recorded as expense, $21,580 being recorded as prepaid expense, $353,658 recorded as a reduction in accounts payable and $682,560 as a reduction in accrued liabilities.

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

On February 27, 2009, the Company announced that the beneficial owners of Class A Common Stock as of that date will be issued one share of restricted Class B Common Stock and one restricted Class B warrant, (“Class B Securities”) for every four shares of Class A common stock. The Class B warrants have a term of one year from date of issuance at an exercise price of $0.50 per share. The Class B Securities will be issued only to, and in the name of bona fide and verified beneficial owners of Class A common stock. In order for Series A common stockholders to receive Class B Securities, certain conditions must be met. As of May 31, 2012, 40,744,353 (out of a potential of 50,376,756) Class B Securities have been issued under this corporate action.

In September 2010, 449,623,244 shares of restricted Class B Common Stock were issued to the CEO and CFO in exchange for the CEO and CFO agreeing not to accept issuances of Class A Common Stock for a period of one year. The value attributable to this transaction was determined to be nominal.

Common Stock Transactions Subsequent to May 31, 2012

Subsequent to May 31, 2012, the Company issued no shares of its Class A Common Stock to employees, directors, consultants, and advisors for services under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), and 500,000,000 shares of restricted Class A Common Stock pursuant to the conversion of debt valued totaling $50,000.

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

Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2011 and May 31, 2012. On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of August 31, 2011 and May 31, 2012.

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

On April 5, 2012, the Colorado Court of Appeals affirmed the judgment ($345,603), however the order awarding plaintiffs their trial attorney fees ($58,989) and costs was vacated, and the case was remanded to the district court for further proceedings. The Company filed a Petition for Rehearing in the Court of Appeals on April 9, 2012, which was denied on May 17, 2012. The Company is in the process of filing a Petition of Certiorari with the Colorado Supreme Court.

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

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and nine months ended May 31, 2012, as well as our future results. It consists of the following subsections:

•

“Plan of Operation,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2012;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities;

•	“Results of Operations,” which sets forth an analysis and comparison of the three and nine months ended May 31, 2012 compared to the three and nine months ended May 31, 2011;

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

Plan of Operation

The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three and nine months ended May 31, 2012 and compares those results to the three and nine months ended May 31, 2011.

During the third quarter of fiscal 2012, we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

During the third quarter of fiscal 2012, we focused primarily on re-activation of the Pride of the West Mill (the “Mill”), primarily working towards amending the current reclamation permit, securing agreements for “custom” or “toll” milling, and seeking out new properties to acquire, explore and develop.

Operations at the Pride of the West Mill:

During the third quarter of fiscal 2012, we submitted additional detailed design material for the “Mill Tailings Repository” to the Colorado Division of Reclamation, Mining and Safety (“Division” or “DRMS”), on April 18, 2012. The DRMS found that the new material contained enough new and unique material such that the submission should be procedurally treated as an amendment to the original amendment submission of January 2012. By doing so, a second notice and comment period specific to the repository design was required. The comment period closed on June 6, 2012.

Objections filed by Janet Powell (absentee owner of property near the mill site), of Sedona, Arizona and Todd C. Hennis of Golden, Colorado during the first comment period and INFORM, of Telluride, Colorado, during the second comment period, required a public hearing to be scheduled before the Mine Land Reclamation Board.

Therefore, the formal board hearing is currently scheduled for August 8-9, 2012, at the Denver offices of the DRMS, 1313 Sherman Street, Room 318, Denver, Colorado, and the Pre-hearing Conference is scheduled to occur on July 26, 2012, 1:00pm, in the Board Meeting Room of City Hall, 1360 Greene Street, Silverton, Colorado.

The DRMS’s deadline for issuing a recommendation regarding the current amendment was extended to July 20, 2012.

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

Since that time, we have developed a “dry stack” method of tailings disposal as part of a new permit amendment (“AM-03”), which was submitted on January 27, 2012. As mentioned above, The DRMS’s deadline for issuing a recommendation on AM-03 is July 20, 2012.

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

The first several tasks were completed during the summer of 2011; however, early snowfall caused suspension of the remaining work until spring 2012. Cleanup work began in May 2012 at the Mill site and will continue throughout the summer of 2012.

We believe that this new permit amendment along with the extension of the Mill mortgage to December 31, 2012, will move the business plan forward.

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

As of the date of this report, we are in the process of constructing the necessary permit application materials so the work may commence.

Operations at the Brooklyn Mine:

In June 2012, we received assay results from the Brooklyn Mine geochemical surface sampling and vein structure outcrop sampling conducted during the last season from ALS Minerals Laboratories in Reno, Nevada. These samples were fire assayed with gravimetric finish producing a range that included a high of 1.3 oz. per ton gold and 6 oz. per ton silver. The ALS Minerals North America region includes a key analytical facility in North Vancouver, British Columbia, analytical laboratories in Val d’Or Quebec, and Reno, Nevada, USA.

Fourteen channel samples were taken in the vicinity of the Rainbow Vein and Gloucester Vein intersection. A preliminary evaluation of this sampling coupled with historic sampling indicates that further exploration on this intersection is warranted.

Geochemical sampling was conducted on a regular grid with the sample points identified by survey. 196 samples were analyzed by an ALS Minerals’ standard geochemical analyses procedure. The samples included standard and blank samples as a part of the Colorado Goldfields Quality Control and Quality Assurance process. The geochemical data are being evaluated by Monadnock Mineral Services of Ouray, Colorado.

Areas of special interest are the intersection of the Rainbow and Gloucester and the projected Growler pipe area. The geochemical survey may also locate other potential veins or breccia pipes.

Based upon the geochemical data, A Notice of Intent to Conduct Prospecting Operations (“NOI”) is being constructed for the DRMS. The NOI is expected to be submitted on or before July 31, 2012. Approval by the DRMS is then expected on or before August 1, 2012.

The NOI for the Brooklyn is being prepared simultaneously with the continuing permitting work for the Pride of the West Mill, and prospecting may commence prior to approval of the Mill permit.

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

As of the date of this report, we are awaiting the DRMS’s decision regarding the Mill permit so the work may be commenced.

Planned Acquisitions:

On October 20, 2011 we entered into a non-binding Memorandum of Understanding (“MOU”), with American Sierra Gold Corp (“American Sierra”). The MOU, which provides for customary due diligence, intends to make American Sierra a wholly owned subsidiary of Colorado Goldfields Inc. Existing shareholders of American Sierra are to receive a ratio of Colorado Goldfields Class A shares in exchange for their American Sierra shares.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Since our inception in February 2004, we have not generated revenue and have incurred net losses. The Company has a working capital deficit of $2,631,148 at May 31, 2012; a net loss of $3,390,298 for the nine months ended May 31, 2012, and has a deficit accumulated during the exploration stage of $22,594,546 for the period from February 11, 2004 (inception) through May 31, 2012. Accordingly, we have not generated cash flows from operations and have primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund our operations. These conditions (as indicated in the 2011 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about our ability to continue as a going concern.

We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our significant capital requirements for the foreseeable future include exploration commitments of $650,000 on our mining property options, payment of $468,605 on a promissory note and accrued interest, which is collateralized by the Mill (due December 31, 2012), payment on notes payable to related parties including accrued interest totaling $334,291, re-activation expenses for the Mill, and our corporate overhead expenses.

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

We are dependent upon the DRMS/MLRB, approving an amendment to the existing reclamation permit for the Mill. The amendment, if approved, would cure the current cease and desist order, which was issued in 2005, and allow the Mill to become operational. The permit amendment process is lengthy and complex. We submitted an amendment to our existing reclamation permit on January 27, 2012 and the DRMS has set July 20, 2012 as the date they plan to make their decision.

Ultimately, should the Company not be able to obtain the approval of a new permit amendment, management anticipates that the Mill will be reclaimed and liquidated.

As of May 31, 2012, we had cash of approximately $10,000, other current assets of approximately $75,000 and current liabilities of approximately $2,446,000, resulting in a working capital deficit of approximately $2,361,000. We used cash of approximately $326,000 in operating activities for the nine months ended May 31, 2012. Investing activities used cash of approximately $3,000 for the nine months ended May 31, 2012, and financing activities provided cash of approximately $328,000 received primarily from the issuance of convertible debt.

Results of Operations

Three Months Ended May 31, 2012 compared to the Three Months Ended May 31, 2011

For the three months ended May 31, 2012, we incurred a net loss of approximately $951,000 compared to a net loss of approximately $1,530,000 for the three months ended May 31, 2011 a 38% improvement of $579,000

Professional fees decreased $52,000 from $112,000 for the three months ended May 31, 2011 to $60,000 for the three months ended May 31, 2012. The decrease was due to reduced legal expenses related to the Hennis lawsuit. (See “Part II, Item 1. Legal Proceedings”.)

General and administrative costs were approximately $378,000 and $501,000 for the three months ended May 31, 2012 and 2011, respectively; a 25% decrease of $123,000. The decrease was due primarily to the specific reasons presented below.

Consulting expenses were $218,000 and $339,000 for the three months ended May 31, 2012 and 2011, respectively, a decrease of $121,000. The decrease is due to the reduced use of outside services for corporate communications, economic imaging, and an increase in the use of results based compensation for services rendered.

Salaries were $109,000 and $96,000 for the three months ended May 31, 2012 and 2011, respectively, an increase of $13,000. The increase is due to higher compensation pursuant to our executive compensation agreements entered into in July 2011. Salaries are generally either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3. Amounts owed pursuant to our executive employment agreements have been fully accrued as of May 31, 2012.

Filing fees and transfer agent fees were $4,100 and $11,000 for the three months ended May 31, 2012 and May 31, 2011, respectively. The $6,900 decrease was due to filing fees in the state of Nevada associated with an increase of the number of authorized Class A Common Stock shares in 2011.

Bank and brokerage fees increased to $8,000 for the three months ended May 31, 2012 from $3,600 for the three months ended May 31, 2011. The increase was due to higher costs associated with transacting the Class A Common Stock shares of the Company.

Investor relations costs were $6,200 and $12,000 for the three months ended May 31, 2012 and May 31, 2011, respectively, a decrease of $5,800. The decrease was due to reduced press release costs.

Interest expense was $297,000 and $644,000 for the three months ended May 31, 2012 and 2011, respectively. The decrease of $347,000 is primarily related to the required accounting treatment of convertible debt derivative liabilities and the amortization of debt discounts, and lower total outstanding debt balances.

Nine Months Ended May 31, 2012 Compared to the Nine Months Ended May 31, 2011

For the nine months ended May 31, 2012, we incurred a net loss of approximately $3,390,000 compared to a net loss of approximately $4,300,000 for the nine months ended May 31, 2011, a 21% improvement of $910,000

Professional fees decreased $97,000 from $283,000 for the nine months ended May 31, 2011 to $186,000 for the nine months ended May 31, 2012. The decrease was due to reduced legal expenses related to the Hennis lawsuit. (See “Part II, Item 1. Legal Proceedings”.)

General and administrative costs were approximately $1,441,000 and $1,678,000 for the nine months ended May 31, 2012 and May 31, 2011, respectively; a decrease of $237,000. The decrease is due primarily to the specific reasons presented below.

Consulting expenses were $742,000 and $992,000 for the nine months ended May 31, 2012 and May 31, 2011, respectively, a decrease of $250,000. The decrease is due to the reduced use of outside services for corporate communications, economic imaging, and an increase in the use of results based compensation for services rendered.

Salaries were $353,000 and $283,000 for the nine months ended May 31, 2012 and May 31, 2011, respectively, an increase of $70,000. The increase is due to higher compensation pursuant to our executive compensation agreements entered into in July, 2011. Salaries are generally either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3. Compensation for amounts owed pursuant to our executive employment agreements has been fully accrued as of May 31, 2012.

Filing fees and transfer agent fees were $45,000 and $27,000 for the nine months ended May 31, 2012 and May 31, 2011, respectively. The $18,000 increase was due to filing fees in the state of Nevada associated with an increase of the number of authorized Class A Common Stock shares.

Bank and brokerage fees increased to $29,000 for the nine months ended May 31, 2012 from $19,600 for the nine months ended May 31, 2011. The $9,400 increase was due to higher costs associated with transacting the Class A Common Stock shares of the Company.

Investor relations costs were $14,700 and $234,000 for the nine months ended May 31, 2012 and 2011, respectively, a 94% decrease of $219,300. The decrease was due to decreased radio media presence.

Licenses and Permit fees increased to $4,900 from $2,400 for the nine months ended May 31, 2012 and May 31, 2011, respectively. The increase was due the required filing fee associated with the permit amendment application for the Mill.

Interest expense was $929,000 and $2,106,000 for the nine months ended May 31, 2012 and 2011, respectively. The decrease of $1,177,000 is primarily related to the required accounting treatment of convertible debt derivative liabilities and the amortization of debt discounts and lower overall outstanding debt balances.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the interim period ending November 30, 2012 for the Company). The Company does not expect the adoption of ASU 2011-05 to have a material impact on its results of operations, financial condition, or cash flows.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of May 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2012 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2011.

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

Hennis filed a Motion for Summary Judgment on October 16, 2009. The Company responded to this motion on November 16, 2009. On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. An evidentiary hearing regarding the remaining portion of the judgment was held on September 22, 2010. At that hearing, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2011 and May 31, 2012. On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of August 31, 2011 and May 31, 2012.

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

On April 5, 2012, the Colorado Court of Appeals affirmed the judgment ($345,603), however the order awarding plaintiffs their trial attorney fees ($58,989) and costs was vacated, and the case was remanded to the district court for further proceedings. The Company filed a Petition for Rehearing in the Court of Appeals on April 9, 2012, which was denied on May 17, 2012. The Company is in the process of filing a Petition of Certiorari with the Colorado Supreme Court.

Other Legal Matters

On September 12, 2011, the Company entered into a settlement agreement and mutual general release with an individual that had originally filed a breach of contract complaint against the Company in November 2009 (the “Plaintiff”) and the Company agreed to pay the Plaintiff $80,000 with interest of eight percent (8.00%) per annum on September 12, 2013. At August 31, 2011, the Company had accrued $80,000 plus interest related to this settlement. During the nine months ended May 31, 2012, this accrued liability was reclassified to a long-term note payable in accordance with the settlement agreement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Index

Exhibit Number	Description

2	Articles of Merger between Colorado Goldfields Inc. (surviving entity) and Garpa Resources, Inc., effective June 18, 2007. Filed with Form 8-K dated June 20, 2007, and incorporated herein by reference.

3.1	Amended and Restated Bylaws filed as Exhibit 3.1 to Form 8-K dated September 4, 2008 and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation as Exhibit A to Schedule 14C dated November 4, 2010 and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation as Exhibit A to Schedule 14C dated March 9, 2011 and incorporated herein by reference.

10.1	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.2	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on January 23, 2009 and incorporated herein by reference.

10.3	Form RW filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.

10.4	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on April 3, 2009 and incorporated herein by reference.

10.5	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on June 26, 2009 and incorporated herein by reference.

10.6	Employment Agreement of C. Stephen Guyer dated July 1, 2009. Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2009, and incorporated herein by reference.

10.7	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.

10.8	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on September 18, 2009 and incorporated herein by reference.

10.9	Mining Lease Agreement between Colorado Goldfields Inc. and Larry H. Killian dated September 18, 2009. Filed as Exhibit 10.1 to Form 8-K filed on September 23, 2009 and incorporated herein by reference.

10.10	Mining Lease Agreement between Colorado Goldfields Inc. and Frank J. Montonati and Don Laeding dated September 30, 2009. Filed as Exhibit 10.1 to Form 8-K filed on October 6, 2009 and incorporated herein by reference.

10.11	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on December 21, 2009 and incorporated herein by reference.

10.12	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on April 23, 2010 and incorporated herein by reference.

10.13	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

10.14	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

10.15	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on June 14, 2011 and incorporated herein by reference.

10.16	Employment Agreement of C. Stephen Guyer dated July 1, 2011. Filed as Exhibit 10.2 to Form 8-K filed on June 17, 2011, and incorporated herein by reference.

10.17	Purchase Agreement dated as of June 13, 2011, between Algae Farm (USA), Inc. and Colorado Goldfields Inc, filed as exhibit 10.1 to Form 8-K filed on June 17, 2011, and incorporated herein by reference.

10.18	Amendment to 2008 Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on February 28, 2012 and incorporated herein by reference.

14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer.*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer.*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer.*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer.*

101††	The following financial statements from Colorado Goldfields Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 as filed with the SEC on July 6, 2012, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets

(ii) the Condensed Consolidated Statement of Income

(iii) the Condensed Consolidated Statements of Cash Flows

*	Filed herewith.
††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Goldfields Inc.

By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer

July 6, 2012

CERTIFICATIONS