Form 10-K
period 2012-08-31
COLORADO GOLDFIELDS INC.
filed 2012-11-16
CIK 1344394

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

(Check one):

Largeaccelerated filer  ☐                                                                          Accelerated filer  ☐

Non-accelerated filer  ☐                                                                            Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Class A common stock of the registrant held by non-affiliates as of February 29, 2012 the last business day of the registrant’s most recently completed second fiscal quarter based on the closing sale price of the registrant’s Class A common stock on that date as reported on the OTC Markets OTCQB system was  $2,637,546.

Class	Shares Outstanding at November 16, 2012
Class A Common Stock, $0.001 Par Value	43,665,223
Class B Common Stock (Restricted), $0.001Par Value	490,371,533

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

PART I

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:

●	Statements regarding future earnings;

●	Estimates of future mineral production and sales, for specific operations and on a consolidated or equity basis;

●	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;

●	Estimates of future cash flows;

●	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;

●	Estimates regarding timing of future capital expenditures, construction, production or closure activities;

●	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans for these deposits;

●	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

●	Statements regarding the availability and costs related to future borrowing, debt repayment and financing;

●	Statements regarding modifications to hedge and derivative positions;

●	Statements regarding future transactions;

●	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate; and

●	Estimates of future costs and other liabilities for certain environmental matters.

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

Our principal executive offices are located at 10920 West Alameda Avenue, Suite 201, Lakewood, Colorado, 80226 and our telephone number is (303) 984-5324.  Our common stock is quoted on the OTC Markets Inc. owned and operated OTCQB Inter-dealer Quotation System and FINRA owned and operated OTC Pinksheets under the symbol “CGFI.”

Our Business

Colorado Goldfields Inc. (“we,” “us,” “our,” or the “Company”) is a milling and mining exploration stage company engaged in the acquisition, exploration, and development of mineral properties, primarily for gold, silver, copper, uranium, lead, and zinc, and the milling and processing of ore from both owned and non-owned mining properties.

As of the filing date of this report, our five properties are:

1.	The Pride of the West Mill, Silverton, Colorado
2.	Silver Wing Mine, San Juan County, Colorado
3.	Champion Mine, San Juan County, Colorado
4.	King Solomon Mine, San Juan County, Colorado
5.	Pay Day and Rage Uranium Claim Group, Monticello, Utah

The Pride of the West Mill (“Mill”), is located 5.3 miles northeast of Silverton, Colorado.  The Mill is located on approximately 120 acres of patented mining claims on San Juan County Road 2, within a nine air-mile radius of the Silver Wing Mine Property, the King Solomon Mine Property and many other mine properties.  The Mill is located within the famous “San Juan Triangle” mining center of southwestern Colorado, which also includes the historic mining towns of Telluride and Ouray, and encompasses one of the most richly mineralized areas of North America.  The Mill is currently not operational.  We hope to bring the Mill into operation, as more fully described in “Item 2. Properties,” in 2013.

The Silver Wing Mine consists of ten patented mining claims across 70 acres in San Juan County, in southwestern Colorado. The mine’s poly-metallic ore contains recoverable metal values in gold, silver, lead, copper and zinc.

The Champion Mine consists of approximately 354 acres located in the San Juan Mountains at Silverton, Colorado. The mine is located within the historically productive rim (i.e. over $700 million in gold, silver and base metals produced since 1874) of the Silverton Caldera complex at the southwestern extremity of the very prolific Colorado mineral belt.  Several major narrow (i.e. average 3 to 6 feet wide with stopes up to 9,000 feet long and vertical extent of at least 2,500 feet) vein deposits each up to 10 million tons or more have previously operated profitably in the district

The King Solomon Mine is located on the southern flank of King Solomon Mountain, just a few hundred yards up the mountain from the first discovery of gold in the San Juan Mountains in Little Giant Basin. Opened in 1876, the mine was in production until 1883.

The Pay Day and Rage Uranium Claim Group is located in San Juan County, Utah.  The Pay Day and Rage Uranium Claim Group consists of 63 (55 Pay Day and 8 Rage) claims.  The Pay Day claim group is located in Township 32 South, Range 24 East of the Salt Lake Meridian in Sections 26, 27, 34, and 35, in San Juan County northeast of Monticello, Utah.  The Rage claim group spans Stevens Canyon on the southeast flank of the Seven Sisters Buttes in Township 33 South, Range 20 East of the Salt Lake Meridian in Section 33, San Juan County, Utah.

We refer to these properties collectively as “the CGFI Mineral Properties” throughout this report.  We are presently in the exploration stage at the CGFI Mineral Properties.  We have not generated revenue from mining operations.

As an exploration stage mining company that owns a mill, our activities are currently focused on mill re-activation, mine development, exploration, geological evaluation and feasibility studies for gold and other metals and, where warranted, efforts to develop and construct mining and processing facilities.  We may enter into joint ventures, partnerships or other arrangements to accomplish these activities.

We continually evaluate acquisition of other mining companies or their mining properties.

Recent Events

Throughout fiscal 2011 and 2012, we constructed a third comprehensive amendment (“AM-03”), to the Mill permit and submitted extensive engineering and operations plans to the Colorado Division of Reclamation Mining and Safety (“DRMS”).

This third amendment was approved with conditions on August 9, 2012.  The core of the permit consists of nine Environmental Protection Faculties (“EPFs”), which are: 1) Mill Building, 2) Ore Stockpile Area, 3) Laboratory Facility, 4) Leach Plant Building, 5) Flood Protection Dike, 6) Plant Waste Water Disposal, 7) Groundwater intercept Drain, 8) Upland Stormwater Intercept Ditch, 9) Mill Tailings Repository.

The conditions specified by the DRMS regard the ninth EPF, the Mill Tailings Repository and simply request additional geotechnical substrate stability analysis, structure specific engineering designs for the cover of the repository, the repository’s reserve capacity, and the always on-going recalculation of financial warranty.  See “Item 2. Properties” for additional detail.

In November 2012, we entered into a contract to purchase the Silver Wing Mine and a contract to purchase the Champion  Mine.  These two past producing mines solidify the sources of ore to be processed by the Mill and provide the clearest most efficient path toward operating the Mill at full capacity.  See “Item 2. Properties” for additional detail.

In the third and fourth quarter of 2010, two outside funding sources became involved with the Company.  A Delaware Partnership and a group of New York Private Investors have provided funding to us in the form of convertible debt.  These investors continued to provide limited funding for the Company throughout fiscal 2012.  However, the funding was, and is, at their sole discretion.  See Item 8.  Notes to the Financial Statements for additional details.

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

And, Title 34 Mineral Resources Article 32, Colorado Mined Land Reclamation Act, of the Colorado Revised Statutes.  The complete and current rules may be retrieved from the Internet at: http://mining.state.co.us/Rules%20and%20Regs.htm.

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

Statutory and Regulatory authority for this agency is found in Code of Federal Regulations - 30 CFR - Parts 1 to 199, and may be retrieved at: http://www.msha.gov/regsinfo.htm

Environmental Laws.  Mining activities at the Company’s properties are also subject to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, CERCLA (as defined below), the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain Colorado state laws governing the discharge of pollutants and the use and discharge of water.  Various permits from federal and state agencies are required under many of these laws.  Local laws and ordinances may also apply to such activities as construction of facilities, land use, waste disposal, road use and noise levels.

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

Employees

There were three people employed by Colorado Goldfields as of August 31, 2012:

1.	Lee R. Rice, President Chief Executive Officer, and Director
2.	C. Stephen Guyer, Chief Financial Officer and Director
3.	John Ferguson, Director of Operations

We make extensive use of consultants and advisors for specific technical projects so that the resource is most closely matched to the need.  See Item 11 Executive Compensation for additional details.

Office Facilities

Due to frequent travel, our executive staff generally offices remotely from the corporate offices in Lakewood, Colorado and we do not pay rent for the Lakewood facility.  We also have an office and housing facility at our Pride of the West Mill near Silverton, Colorado in San Juan County Colorado. We believe these arrangements are and will be adequate for our needs for the foreseeable future.

ITEM 1A.  RISK FACTORS

High Degree of Risk

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

Since our inception in 2004, we have had nominal operations and incurred operating losses.  As of August 31, 2012, our accumulated deficit since inception was approximately $23.5 million.  We have substantial current obligations and at August 31, 2012, we had approximately $2.6 million of current liabilities as compared to only approximately $25 thousand of current assets.  Since August 31, 2011, we have been able to raise only minimal additional capital, and we have minimal cash on hand.  Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our Class A common stock to our employees, consultants and advisors as payment for the goods and services.

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm's report on our audited financial statements as of and for the year ended August 31, 2012.  If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.  The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.   Please see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for further information.

The feasibility of mineral extraction from the CGFI Mineral Properties has not been established; as we have not completed exploration or other work necessary to determine if it is commercially feasible to develop the properties.

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

On June 29, 2007, the Company acquired the Pride of the West Mill located in Howardsville, Colorado. The cost of the Mill was $1,400,677.  In connection with the acquisition, the Company entered into a $650,000 mortgage with the seller, which is collateralized by the property and bears interest at 12% per year.  All unpaid principal was originally due June 29, 2009.  The due date on the mortgage was extended and is currently due in full on December 31, 2012.  We will be required to obtain debt or equity financing from external sources in order to fund payment on the mortgage.  In addition, as the Mill is currently inactive and under a cease and desist order issued by the Colorado Division of Reclamation, Mining and Safety due to operational deficiencies, we will require further funds to cure the deficiencies and bring the Mill back into active status.

We cannot generate any income from the Mill until such time as we (i) cure the deficiencies contained in the cease and desist order, (ii) obtain unconditional approval from the State of Colorado Mined Land Reclamation Board of the previously described permit amendment, and (iii) refurbish it to operational status.  Please see "Item 2 – Properties – Pride of the West Mill" and “ Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further information.

We may never find commercially viable gold or other reserves.

Mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines. We cannot assure you that any future mineral exploration and development activities will result in any discoveries of proven or probable reserves as defined by the SEC since such discoveries are remote. Nor can we provide any assurance that, even if we discover commercial quantities of mineralization, a mineral property will be brought into commercial production. Development of our mineral properties will follow only upon obtaining sufficient funding and satisfactory exploration results.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.

Under our lease with an option to purchase the King Solomon Mine, we are required to expend $50,000 over three years in the form of a work commitment.  We are required to pay approximately $3.16 million to consummate fully our contracts to purchase the Silver Wing and Champion Mines.  Management estimates that re-activating the Mill and bringing the Silver Wing and Champion Mines into production will require approximately $11 million of additional funding.

We will be required to raise significantly more capital in order to develop the CGFI Mineral Properties for mining production assuming that economically viable reserves exist. There is no assurance that our investments in the CGFI Mineral Properties will be financially productive. Our ability to obtain necessary funding depends upon a number of factors, including the price of gold and other base metals and minerals which we are able to mine, the status of the national and worldwide economy and the availability of funds in the capital markets. If we are unable to obtain the required financing in the near future for these or other purposes, our exploration activities would be delayed or indefinitely postponed, we would likely lose our lease/options and option to acquire an ownership interest in the CGFI Mineral Properties and this would likely, eventually, lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds to continue our exploration and feasibility work on the CGFI Mineral Properties, or if commercially viable reserves are not present, the market value of our securities will likely decline, and our investors may lose some or all of their investment.

Historical production of gold at the CGFI Mineral Properties may not be indicative of the potential for future development or revenue.

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

Reclamation obligations on the CGFI Mineral Properties, and our Mill could require significant additional expenditures.

We are responsible for the reclamation obligations related to any exploratory and mining activities located on the CGFI Mineral Properties. Since we have only begun exploration activities, we cannot estimate these costs at this time. In November 2007, the Colorado Division of Reclamation, Mining and Safety transferred the Mill permit into our name, and we delivered to the Division a reclamation bond in the amount of $318,154 and deposited an additional $196,976 in June, 2011 for a total of $515,130. We have currently estimated the total reclamation costs on the Mill at $515,130 and have recorded a liability in this amount as of August 31, 2012.  The satisfaction of current and future bonding requirements and reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further that increases to our bonding requirements or excessive actual reclamation costs will negatively affect our financial position and results of operation.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of our property.

Our ability to explore and mine the leased and optioned properties depends on the validity of title to that property. The CGFI Mineral Properties, some of which are subject to our Lease/Options, consist of patented and unpatented mining claims. Unpatented mining claims are effectively only a lease from the federal government to extract minerals; thus an unpatented mining claim is subject to contest by third parties or the federal government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our leased properties or the San Juan Properties we have under option. Thus, there may be challenges to the title to the properties which, if successful, could impair development and/or operations.

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

As part of the Lease/Options for the King Solomon Mine, the Company granted a Net Smelter Royalty ("NSR") of 3.5%.  Both the Silver Wing and Champion Mines carry a 5% NSR payable to the prior owners.  In addition, historical royalties may be asserted by third-parties which are currently unknown to us.

Weather interruptions in the San Juan County, Colorado area may delay or prevent exploration on the CGFI Mineral Properties

The CGFI Mineral Properties in Colorado are located in a mountainous, high alpine region of the Colorado Rocky Mountains.  The area receives extreme winter conditions which delay or prevent exploration of the properties during the winter months.

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

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of economically feasible mineralization. Few properties that are explored are ultimately advanced to the stage of producing mines. We are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties such as, but not limited to:

●           economically insufficient mineralized material;
●           fluctuations in production costs that may make mining uneconomical;
●           labor disputes;
●           unanticipated variations in grade and other geologic problems;
●           environmental hazards;
●           water conditions;
●           difficult surface or underground conditions;
●           industrial accidents; personal injury, fire, flooding, cave-ins and landslides;
●           metallurgical and other processing problems;
●           mechanical and equipment performance problems; and
●           decreases in revenues and reserves due to lower gold and mineral prices.

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

Our common stock is quoted on the OTCQB Inter-Dealer Quotation System owned and operated by the OTCMarkets Group, Inc. and the OTC Pink Sheet service of the Financial Industry Regulatory Authority (“FINRA”).  Trading in stock quoted on over the counter markets is often thin, volatile, and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the over the counter markets are not a stock exchange, and trading of securities on the over the counter markets is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ Stock Market, New York Stock Exchange or American Stock Exchange.  Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholders ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term accredited investor refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customers’ account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability or willingness of broker-dealers to trade our securities. We believe that the penny stock rules discourage broker-dealer and investor interest in, and limit the marketability of, our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Since we are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act this item is not applicable.

ITEM 2.      PROPERTIES

Pride of the West Mill

The Pride of the West Mill (“Mill”) is an inactive mining mill located at Howardsville, Colorado in San Juan County. The Pride of the West Mill is located on approximately 120 acres of patented mining claims on San Juan County Road 2, within a six air mile radius of the Silver Wing, Champion, and King Solomon Mines.  The physical address is 3701 County Road 2, Silverton, Colorado.  No mineral is known to exist in deposit form on the property. The economic significance of the property is as a mineral processing site, with residual post-mining value.  The Mill is located within the famous “San Juan Triangle” mining center of southwestern Colorado, which also includes the historic mining towns of Telluride and Ouray, and encompasses one of the most richly mineralized areas of North America.  Fourteen thousand feet mountain peaks tower over the mill, which is accessible year round because of its location on county maintained access roads.

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

In March 2008, the Colorado Division of Reclamation, Mining and Safety transferred the mill permit into our name, and in connection therewith, we posted a bond in the amount of $318,154, which has now increased to $515,130 with the DRMS in the form of restricted cash on deposit with the State of Colorado.  We have recorded a corresponding estimated asset retirement obligation of $515,130 in connection with our estimated future reclamation costs.

The Pride of the West Mill was (and is) the subject of a cease and desist order (“C&D”), issued by the State of Colorado Mined Land Reclamation Board due to the operational deficiencies of the previous operator in the period 2002-2003.

A key factor for curing the C&D and re-activating the Mill is the disposal of tailings; that is, the material that remains after ore has been processed.  Our original mill tailings disposal method was to move mill tailings (finely ground waste rock from which the valuable metals have been removed in the milling process) as a slurry, generally consisting of 15% solids and 85% water, to a closed, lined tailings pond.  After the solids have settled and separated from the water, some of the process water is returned to the Mill for re-use.  The tailings pond is essentially a lake containing liquid mud.

However, through the permit amendment process and working with the Colorado Division of Reclamation Mining and Safety, we have learned that this method of tailings disposal has more challenges than originally anticipated.

Therefore, we developed a “dry stack” method of tailings disposal as part of a new permit amendment (“AM-03”).

In a Filtered Tailings or Dry Stacking system, the Mill tailings are filtered (de-watered), to remove approximately 85% of the water at the Mill plant itself.  The resulting material is approximately 85% solids and 15% water and can be transported by belt conveyor or trucks to a disposal area where they can be placed in an environmentally contained area and handled with earth moving equipment.

Utilizing this approach for tailings disposal will remove some of the issues associated with our prior permit amendment, such as:

●	Providing improved long term geotechnical stability of the tailings disposal area;

●	Reducing concerns about potential seismic activity;

●	Greatly reduce environmental risks of contamination of ground and surface water;

●	Making overall compliance with environmental regulations much more efficient and straight forward.

We will also realize some immediate benefits from this Dry Stack approach, such as:

●	Smaller environmental footprint for tailings disposal area;

●	Smaller operating area at any one time, which is easier to manage;

●	Vastly improved management of tailing disposal operations during winter season, which is approximately 7 months of the year;

●	Facilitates the ability to use tailings for mine backfill to improve underground ore extraction efficiency and reduce need for additional tailings disposal area;

●	Conserves water use in the milling process;

●	Lower long-term environmental liability from possible failure of conventional tailings dam structures.

On August 9, 2012, the DRMS approved with conditions Reclamation Permit Amendment (AM-03).  The core of the permit consists of nine Environmental Protection Faculties (“EPF”), which are: 1) Mill Building, 2) Ore Stockpile Area, 3) Laboratory Facility, 4) Leach Plant Building, 5) Flood Protection Dike, 6) Plant Waste Water Disposal, 7) Groundwater intercept Drain, 8) Upland Stormwater Intercept Ditch, 9) Mill Tailings Repository.

The conditions specified by DRMS regard the ninth EPF, the Mill Tailings Repository and request additional geotechnical substrate stability analysis, structure specific engineering designs for the cover of the repository, the repository’s reserve capacity, and the always on-going recalculation of financial warranty.

While we are completing the analysis necessary to satisfy the DRMS’s conditions, work began on the ore stockpile area in September 2012.

We believe that approval of the AM-03 permit amendment along with the extension of the Mill mortgage to December 31, 2012, will move the business plan forward.

The Pride of the West Mill is also subject to certain local, state and federal regulations.

Silver Wing Mine

The property consists of 10 patented mining claims (70 acres) in San Juan County, in southwestern Colorado, known as the Silver Wing Mine.  The Company intends to develop a mining and milling operation to produce gold, silver, copper, lead, and zinc concentrates.

The initial ore discovery and location for the first Silver Wing Mine was made in 1874 on the Silver Wing claim itself. All ore production from early operations (1874 through 1909) was based on silver values.  The early ore was so rich that it was direct-shipped to smelters on pack mules over mountain passes in excess of 12,500 ft. high.

On October 31, 2012, the Company entered into a contract for purchase of the Silver Wing Mine.  The terms of the contract provide that the Company:

1.	Issue to Jo Grant Mining Company, Inc. (“Jo Grant”), 12,000,000 (post-split) four-year restricted shares of Class A Common Stock on or before January 6, 2013.

2.
Pay off Jo Grant’s existing note in favor of a Colorado bank, dated March, 6, 2008, assigned to Jo Grant on October 17, 2012, having a present balance of approximately $60,353, as of October 31, 2012 on or before January 6, 2013.

3.	To pay to Jo Grant a sum of $50,000, no later than January 6, 2013.

4.
Provide Jo Grant for a period of 99 years a 5% Net Smelter Royalty (“NSR”), from the Silver Wing Mining Claims. The payment of the NSR shall be made not more than 45 days after the close of the month during which the payment is received from the smelter or buyer on which such NSR is calculated.

Champion Mine

The Champion Mine consists of approximately 354 acres located in the San Juan Mountains at Silverton, Colorado. The mine is located within the rim of the Silverton Caldera complex at the southwestern extremity of the Colorado Mineral Belt.

The property has been intermittently developed and mined by numerous separate operators between 1876 and 1942, during which period an estimated 375,000 ounces of gold and 15,000,000 ounces of silver have been produced from a northwesterly trending and steeply south dipping vein system.  Production was halted in 1942 as a result of the US Government's Gold Mine Closing Order, brought on by World War II.

On November 2, 2012, the Company entered into a contract for purchase of the Champion Mine.  The terms of the contract provide that the Company:

1.	Issue to Jo Grant 24,000,000 (post-split) four-year restricted shares of Class A Common Stock on or before January 6, 2013.

2.
Pay $3,000,000 to Jo Grant, only for the purpose of consummating the contract to buy and sell real estate (Land), between Jo Grant Mining, Inc. (as the Buyer), and a Texas limited liability company, (as the Seller), dated October 9, 2012, no later than January 6, 2013; and

3.	To pay to Jo Grant a sum of $50,000, no later than January 6, 2013.

4.
Provide Jo Grant for a period of 99 years a 5% Net Smelter Royalty (“NSR”), from the Champion Mining Claims. The payment of the NSR shall be made not more than 45 days after the close of the month during which the payment is received from the smelter or buyer on which such NSR is calculated.

    The stock issued for both the Silver Wing and Champion Mines is non-refundable and represents one component of a contemplated comprehensive funding transaction.

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

During fiscal 2012, the land position surveys were completed and corner monuments were set for the King Solomon claims. Several original corners, first placed in the 1800s, were found and the monuments were reset, which verifies the claim locations.  Specific survey control points were completed to establish and fix the location of the two principal mine portals relative to the claim boundaries and surface vein expressions.

Exploration teams entered and explored the underground workings, locating important vein structures, and took ore samples from each.  Underground workings also revealed areas that are ready to be mined along with those that will require re-habilitation and timbering.

Most importantly, sufficient data was collected to begin the construction of the 3-D model of the mine, the most efficient way to develop the surface and underground diamond drilling exploration plan.

Terms of our Option and Related Agreements on the King Solomon Mine

In summary,

1.
The Lease/Option is for a period of three years in consideration for which we issued 50,000,000 pre-split (10,000 post-split) shares of restricted Class A Common Stock.  The stock is further restricted from sale during the initial term of the lease.

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

5.
We have the sole and exclusive option to purchase all of Lessor's right, title and interest in the property (the Leased Premises) for a total purchase price of $1,250,000.  This amount may be paid in cash or other cash equivalent as mutually agreed by Lessor and us.

On October 11, 2012, we entered into an Extension and Renewal of Mining Lease with Option to Purchase, effective September 18, 2012.

1.
The Extension and Renewal is for a period of three years in consideration for which we issued 250,000 post-split shares of restricted Class A Common Stock, with an additional 25,000 post-split shares to be issued upon each yearly anniversary.  The stock is further restricted for two years.

2.
We shall perform exploration, mining, development, production, processing or any other activity (“work” herein) which benefits the Leased Premises at a minimum cost of $50,000 for each successive three-year term during the term of the Lease/Option. The work commitment from the original Lease is considered fulfilled.

3.	We shall pay Lessor a 3.5% Net Smelter Royalty on all mineral bearing ores.

4.
We have the sole and exclusive option to purchase all of Lessor's right, title and interest in the property (the Leased Premises) for a total purchase price of $1,250,000.  This amount may be paid in cash or other cash equivalent as mutually agreed by Lessor and us.

5.	All other terms and conditions of the original Lease remain in effect.

Pay Day and Rage Uranium Claim Group

On June 13, 2011, we purchased the Pay Day and Rage Uranium Claim Group.  These claim groups consist of 63 (55 Pay Day and 8 Rage) claims.  The Pay Day claim group is located in Township 32 South, Range 24 East of the Salt Lake Meridian in Sections 26, 27, 34, and 35, in San Juan County northeast of Monticello, Utah.  The Rage claim group spans Stevens Canyon on the southeast flank of the Seven Sisters Buttes in Township 33 South, Range 20 East of the Salt Lake Meridian in Section 33, San Juan County, Utah.  Both claim groups have been plotted on USGS topographic maps as shown.

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

We will be performing exploration and constructing an N1431-01 Report to confirm and verify the value of these assets.  We acquired the properties in all stock transaction consisting of 125,000,000 pre-split (25,000 post-split) shares of 1-year restricted Class A Common Stock and 125,000,000 pre-split (25,000 post-split) shares of 2-year restricted Class A Common Stock.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in the following legal proceeding:

San Juan Properties and Hennis Proceedings

On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement, and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 51,500,000 pre-split (10,300 post-split) shares of Class A Common Stock held by Hennis.  On May 12, 2009, a counter-claim with jury demand was filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest.

Hennis filed a Motion for Summary Judgment on October 16, 2009.  On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707.  On September 22, 2010, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2011 and 2012.  On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of August 31, 2011 and 2012.

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

On August 31, 2012, The Company filed a Petition of Certiorari with the Colorado Supreme Court.  As of the date of this report, the Company is awaiting the Supreme Court’s decision.

Other Legal Proceedings

The Company is not involved in any other legal proceedings, however mines and mining claims near to the CGFI Mineral Properties are owned by other parties.  Because the various mines possibly have interconnections between adits and tunnels and common stormwater conveyances and treatment sites, the environmental issues are both factually and legally complex. Disputes among the various property owners, over environmental liabilities, responsibility for clean-up and maintenance of the sites and facilities, and responsibility for site remediation continue.

Permitting requirements can be a costly undertaking and we could be at risk for fines and penalties if required permits are not timely in place.

ITEM 4.   MINE SAFETY DISCLOSURES

In accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, there are no applicable mine safety violations or other regulatory matters to report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 23, 2011, the Company's stock quotation coverage moved from the FINRA operated OTC Bulletin Board to the OTC Markets Group, Inc.’s OTCQB under the same symbol "CGFIA."  OTCQB is the middle tier of the OTC market.  OTCQB companies are fully reporting with the SEC or a U.S. banking regula]tor.  Our Class A common stock also continues to trade on the FINRA owned OTC Pink Sheets.  Our Class B common stock is restricted and does not trade on any market.

On September 12, 2012, the Company received approval from the Financial Industry Regulatory Authority, Inc. (“FINRA”), of a 1 for 5,000 reverse stock split.  The post-split shares are assigned the new CUSIP number of 19647Y609.  The symbol is “CGFI.”

The table below sets forth the high and low sales prices for our Class A common stock for the periods indicated as reported by the NASDAQ Historical Quotation System.  Sales prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.

Year Ended	High*	Low*
August 31, 2008
First Quarter	$4,250.00	$2,550.00
Second Quarter	4,250.00	2,750.00
Third Quarter	4,250.00	1,100.00
Fourth Quarter	1,250.00	400.00
August 31, 2009
First Quarter	$650.00	$100.00
Second Quarter	100.00	50.00
Third Quarter	100.00	29.00
Fourth Quarter	45.50	15.00
August 31, 2010
First Quarter	$21.50	$6.00
Second Quarter	15.50	7.50
Third Quarter	14.50	8.00
Fourth Quarter	10.50	4.50
August 31, 2011
First Quarter	$14.50	$3.50
Second Quarter	5.00	4.50
Third Quarter	5.00	3.00
Fourth Quarter	4.00	2.00
August 31, 2012
First Quarter	$2.50	$1.00
Second Quarter	1.50	0.50
Third Quarter	1.00	0.50
Fourth Quarter	1.00	0.50
____________
*           The prices set forth above have been adjusted for the 1 for 5,000 reverse stock split.

On November 14, 2012 the last reported sales price of our Class A common stock as reported by the OTCMarkets OTCQB was $0.088 per share.  As of November 14, 2012, there were 101 holders of record of our Class A common stock.  The number of holders of record does not include those shareholders who own their shares in “street name.”  We estimate that the ultimate number of beneficial owners of both Class A and Class B shares is approximately 7,000.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

●	The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following sets forth information for the equity compensation plans outstanding as of August 31, 2012 (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance as of November 16, 2012(1)
Equity compensation plans approved by security holders:	-	-	-
Equity compensation plans not approved by security holders:	-	-	-
2008 Employee Stock Incentive Plan	-	-	14
2008 Non-Qualified Consultants & Advisors Stock Compensation Plan.	-	-	20,000,909
2008 Stock Compensation Plan	-	-	20,089,120
____________________
(1) Share amounts are adjusted for the 1 for 5,000 reverse stock split effective September 12, 2012

2008 Stock Incentive Plan

In February 2008, the Company approved the 2008 Stock Incentive Plan (“2008 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company.  The 2008 Plan provides that awards may be granted for up to 2,496(1) shares of the Company’s Class A common shares.

2008 Non-Qualified Consultants & Advisors Stock Compensation Plan

On September 12, 2008, our Board of Directors approved the 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan (the “2008 Consultants Plan”). As of November 16, 2012 we are authorized to issue up to 20,373,000(1) shares of our Class A Common Stock (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock) to consultants or advisors in connection with services rendered by such persons or entities.  The 2008 Consultants Plan is administered by our Compensation Committee of the Board of Directors, or if the we do not have a Compensation Committee, then a committee appointed by the Board which is to consist of one executive officer of the Company and at least one independent, non-employee member of the Board. If no committee is appointed, then the Board of Directors administers the plan. We currently do not have a Compensation Committee. Our Board has appointed C. Stephen Guyer, our Chief Financial Officer and Director, and Norman J. Singer, one of our independent Directors, to act as the committee to administer the 2008 Consultants Plan. We have registered with the Securities and Exchange Commission the common shares issuable under the 2008 Consultants Plan. One of the primary purposes of the plan is to give our company the flexibility to pay for services with shares of our common stock rather than with cash during our exploratory stage.

2008 Stock Compensation Plan (Formerly the Employee & Director Stock Compensation Plan)

In November, 2008, our Board of Directors approved the Employee & Director Stock Compensation Plan (the “2008 Employee Plan”).  The purpose of the 2008 Employee Plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company.  Considering that we are an exploratory mining company which faces challenging economic times and difficult capital markets, the Board of Directors believes that using our common stock is an important means of retaining and compensating employees and directors.  As of November 16, 2012, we are authorized to issue up to 23,322,160(1) Shares of our Class A Common Stock (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock).  The 2008 Employee Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, one of whom is an independent director, or in the absence of such a committee, the Plan is to be administered by the Board of Directors. Our Board of Directors appointed C. Stephen Guyer, our CFO, and Norman J. Singer, one of our independent directors, to the committee.  Any of our employees or directors are eligible to receive awards under the Plan.

On April 18, 2011 the Board of Directors amended the 2008 Employee Plan defining eligible persons to be: “officers, directors, employees, consultants, and advisors of the Company and/or one or more of its subsidiaries, if any.”  On June 1, 2011, The Board of Directors amended the name of the 2008 Employee and Director Stock Compensation Plan to “2008 Stock Compensation Plan."
____________________
(1) Share amounts are adjusted for the 1 for 5,000 reverse stock split effective September 12, 2012

Transfer Agent

Corporate Stock Transfer, Inc. is the transfer agent for our common stock. Their address is at 3200 Cherry Creek Drive, Suite 430, Denver, Colorado 80209, and their telephone number is (303) 282-4800.

Issuer purchase of equity securities

There were no issuer purchases of securities during the period covered by this report.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Colorado Goldfields Inc. (the “Company”).

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the two years ended August 31, 2012, as well as our future results. It consists of the following subsections:

●
“Results and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2013;

●	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

●	“Results of Operations and Comparison”,” which sets forth an analysis of the operating results for the last two years;

●
 “Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

●	“Recent Accounting Pronouncements and Developments,” which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results.

This item should be read in conjunction with our financial statements and the notes thereto included in this annual report.

Results and Plan of Operation

Plan of Operation

Our plan of operation for fiscal 2013 is to: 1) complete all necessary permitting requirements, 2) bring the Mill into operation, 3) continue seeking funding for our operations and mining exploration program, and 4) commence milling of ore.

The following discussion updates our plan of operation for the foreseeable future.  The discussion also summarizes the results of our operations for the fiscal year ended August 31, 2012 and compares those results to the fiscal year ended August 31, 2011.

During fiscal year 2012, we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

During fiscal year 2012, we focused primarily on re-activation of the Pride of the West Mill, primarily working towards amending the current reclamation permit, securing agreements for “custom” or “toll” milling, and seeking out new properties to acquire, explore and develop.

Operations at the Pride of the West Mill:

During fiscal year 2012, we submitted additional detailed design material for the “Mill Tailings Repository” to the Colorado Division of Reclamation, Mining and Safety.  On July 20, 2012, the Division of Reclamation, Mining and Safety (Division or Office) issued its recommendation to approve with conditions, over public objection, the application to amend the permit. By August 8, 2012, all objecting parties to the application withdrew and Colorado Goldfields reiterated its consent to the Division's conditions for approval.  Because of the withdrawal of all objectors, on August 9, 2012 the DRMS recommendation to the Board was revised from a recommendation to a decision.

A key factor for re-activating the Mill and the approval of the permit is the disposal of tailings.  We developed a “dry stack” method of tailings disposal as part of a new permit amendment.  This approach is unique and a first in Colorado.

The core of the permit consists of nine Environmental Protection Faculties (“EPFs”), which are: 1) Mill Building, 2) Ore Stockpile Area, 3) Laboratory Facility, 4) Leach Plant Building, 5) Flood Protection Dike, 6) Plant Waste Water Disposal, 7) Groundwater intercept Drain, 8) Upland Stormwater Intercept Ditch, 9) Mill Tailings Repository.

The conditions specified by the Division regard the ninth EPF, the Mill Tailings Repository and simply request additional geotechnical substrate stability analysis, structure specific engineering designs for the cover of the repository, the repository’s reserve capacity, and the always on-going recalculation of financial warranty.

Company Management believes that these conditions will be satisfied by the end of second quarter, 2013.  However, operations within the approved areas have been rapidly initiated.

 In addition, as part of the Mill re-activation plan, we are reclaiming the old tailings ponds on the property.  That work is pursuant to a Technical Revision (“TR”), to the existing permit.  On March 25, 2011, we filed Technical Revision 11 (“TR-11”) with the DRMS.  TR-11 was approved by the DRMS on June 27, 2011.

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

The first several tasks were completed during the summer of 2011; however, early snowfall caused suspension of the remaining work until spring 2012.  Cleanup work began in May 2012 at the Mill site and continued throughout the summer of 2012.  In September 2012, we began work on the ore receiving area of the Mill.

We believe that this new permit amendment along with the extension of the Mill mortgage to December 31, 2012, will move the business plan forward.

Operations at the Silver Wing Mine:

In anticipation of our final acquisition of the Silver Wing Mine, we submitted a Notice of Intent to Conduct Prospecting Activities (“NOI”) for activities at the Silver Wing Mine.  The application was approved on November 18, 2011.  Prior to any work commencing on at the Silver Wing Mine, we were required to post a $25,000 financial warranty with the DRMS for reclamation costs.  We did not supply the required financial warranty timely; therefore, this NOI was cancelled.  A new NOI is being prepared.

Activities to be completed at the Silver Wing Mine will include re-sampling key areas of the mine by taking approximately 250 channel samples to verify records of sample data taken by prior operators and consultants.  In preparation for drilling, work will also include the verification of underground mine maps, evaluation of prior underground development work and the condition of existing workings.  This information will be utilized to develop an on-going core drilling program and an initial mining plan.

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

As of the date of this report, we are in the process of constructing the necessary permit application materials so the work may commence.  Furthermore, the Company has prepared a Property of Merit report for the Silver Wing to be used in fund raising activities.

Operations at the Champion Mine:

The Company has prepared a Property of Merit report for the Champion Mine to be used in fund raising activities.

Operations at the Brooklyn Mine:

The Lease with an Option to Purchase for the Brooklyn was terminated on September 6, 2012.  After extensive analysis of potential acid mine drainage problems, we decided not to seek to renew the lease.

Operations at the King Solomon Mine:

We completed our 2011 exploration program on the King Solomon Mine during the first quarter of 2012.

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

Most importantly, sufficient data was collected to begin the construction of the 3-D model of the mine, the most efficient way to develop the surface and underground diamond drilling exploration plan.

The King Solomon Mine is located on the southern flank of King Solomon Mountain, just a few hundred yards up the mountain from the first discovery of gold in the San Juan Mountains in Little Giant Basin.

On October 11, 2012, we entered into a three-year Extension and Renewal of Mining Lease with Option to Purchase the King Solomon Mine under substantially the same terms as the original lease.  Plans to develop the King Solomon property are moving forward.

Operations at the Pay Day and Rage Uranium Claim Group

On June 13, 2011, we purchased the Pay Day and Rage Uranium Claim Group.  These claim groups consist of 63 (55 Pay Day and 8 Rage) claims.  The Pay Day claim group is located in Township 32 South, Range 24 East of the Salt Lake Meridian in Sections 26, 27, 34, and 35, in San Juan County northeast of Monticello, Utah.  The Rage claim group spans Stevens Canyon on the southeast flank of the Seven Sisters Buttes in Township 33 South, Range 20 East of the Salt Lake Meridian in Section 33, San Juan County, Utah.

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

We acquired the Pay Day and Rage Uranium Claim Group properties in all stock transaction consisting of 125,000,000 pre-split (25,000 post-split) shares of 1-year restricted Class A Common Stock and 125,000,000 pre-split (25,000 post-split) shares of 2-year restricted Class A Common Stock.

General Operations

Weather conditions in San Juan County, Colorado vary by season.  During the winter season, our activities are concentrated on analysis, planning, and development of properties in more temperate climates.  Surface drilling and property exploration in San Juan County can reasonably take place between May and late October.  Of course, underground operations continue year-round.

Liquidity and Capital Resources

We were formed in early 2004 and have had limited activity until our acquisition of the option to acquire interests in the San Juan Properties.  Since we have received no revenue from the production of gold or other metals, we have relied on funds received in connection with our equity and debt offerings to finance our ongoing operations.  We have experienced net losses since inception, and we expect we will continue to incur losses for the next several years.  As of the date of this filing, we do not have any available external source of funds.  We require additional capital in the near term to maintain our current operations.  Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.

Our financial statements have been prepared assuming that we will continue as a going concern.  Since our inception in February 2004, we have not generated revenue and have incurred net losses.  The Company has a working capital deficit of $2,596,711 at August 31, 2012; a net loss of $4,299,576 for the year ended August 31, 2012, and has a deficit accumulated during the exploration stage of $23,503,824 for the period from February 11, 2004 (inception) through August 31, 2012.  Accordingly, we have not generated cash flows from operations and have primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund our operations.  These conditions (as indicated in the 2012 audit report of our Independent Registered Public Accounting Firm), raise substantial doubt about our ability to continue as a going concern.

We currently have minimal cash on hand.  Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services.  Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations.  Our significant capital requirements for the foreseeable future include $50,000 on our mining property options, payment of $456,900 on a promissory note and accrued interest, which is collateralized by the Mill (due December 31, 2012), payment on notes payable to related parties including accrued interest totaling $338,914, re-activation expenses for the Mill, and our corporate overhead expenses.  Additionally, we must raise and pay approximately $3,160,000 to consummate fully the acquisition of the Silver Wing and Champion Mines.

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

We are dependent upon the DRMS and State of Colorado Mined Land Reclamation Board ("MLRB"), fully approving an amendment to the existing reclamation permit for the Mill.  Full approval of the amendment would cure the current cease and desist order, which was issued in 2005, and allow the Mill to become operational.  The permit amendment process is lengthy and complex.  We submitted an amendment to our existing reclamation permit on January 27, 2012 and the DRMS approved the amendment with conditions on August 9, 2012.  We are now preparing material that will satisfy the remaining conditions of the approval.

Ultimately, should the Company not be able to satisfy the conditions of approval and bring the Mill into operation, management anticipates that the Mill will be reclaimed and liquidated.

As of August 31, 2012, we had cash of approximately $6,000, and other current assets of approximately $19,000 and current liabilities of approximately $2,621,000, resulting in a working capital deficit of approximately $2,597,000.  We used cash of approximately $433,000 in operating activities for the year ended August 31, 2012.  Investing activities provided cash of approximately $35,000 for the year ended August 31, 2012, and financing activities provided cash of approximately $392,000 received primarily from the issuance of convertible debt.

Coincident with the approval of the Mill permit, the Board of Directors approved a 1 for 5,000 reverse stock split of the Company’s Class A Common Stock.  The Board of Directors believes that the current market price of the Company’s Class A Common Stock is impairing its acceptability to certain investors, clearing firms, and other members of the investing public, and approved the reverse split in anticipation that it could result in a significant improvement in the per share price of the stock.

We effected a reverse stock split to better align the stock price with our accomplishments and operational objectives.  We believe this transaction will broaden our shareholder base, increase the appeal of the stock to investors, and help facilitate electronic transactions of our stock through Depository Trust & Clearing Corporation.   We strongly believe that this split will provide benefits to our shareholders by improving trading accessibility and liquidity, thereby enhancing long-term shareholder value.

Effective September 12, 2012, every 5,000 shares of Class A common stock of CGFIA were automatically combined into one share of Class A common stock.  The reverse split reduced the number of shares of outstanding Class A common stock from approximately 28.2 billion pre-split to approximately 5.7 million post-split at August 31, 2012.  The number of authorized shares of Class A common stock was reduced from 35 billion to 7 million.  Proportional adjustments were made to our convertible notes and equity compensation plans.  All fractional shares were rounded up to the nearest whole number.  The reverse split will did not negatively affect any of the rights that accrue to holders of CGFIA common stock or common stock equivalents.  The reverse split was not a taxable event to existing stockholders.  All references to Class A common stock in this document have been adjusted to reflect the post-split amounts

On October 10, 2012 pursuant to Nevada Revised Statutes (“NRS”) 78.320 we received written consents in lieu of a Meeting of Stockholders from the Officer and Director Stockholders holding 92% of the total possible votes outstanding, to establish and fix the total number of authorized shares of Class A Common Stock, par value $0.001 per share, that the Company is authorized to issue, at one billion.

The increase to the authorized capital was made, in part, to provide us with more flexibility and opportunities to conduct equity financings, acquisitions, satisfy the reserved but unissued requirements of convertible debt financings, option agreements, and warrant reserves in connection potential with financings.  Having such additional authorized shares of capital stock available for issuance in the future should give us greater flexibility and may allow such shares to be issued without the expense and delay of a special shareholders’ meeting or obtaining written consents.  Although such issuance of additional shares with respect to future financings and acquisitions would dilute existing shareholders, management believes that such transactions would increase the total value of the Company to its shareholders.  The increase in authorized Class A Common Stock will not have any immediate effect on the rights of existing shareholders.

Results of Operations

Year Ended August 31, 2012 compared to the Year Ended August 31, 2011

For the year ended August 31, 2012, we incurred a net loss of approximately $4,300,000 compared to a net loss of approximately $6,163,000 for the years ended August 31, 2011 a 33% improvement of $2,040,000

Mineral property and exploration costs were $667,000 and $711,000 for the years ended August 31, 2012 and 2011, respectively.  The decrease of $45,000 was due to timing delays related to the Mill permit approval.

Professional fees decreased $45,000 from $360,000 for the years ended August 31, 2011 to $315,000 for the year ended August 31, 2012.  The decrease was due to reduced legal expenses related to the Hennis lawsuit.  (See “Legal Proceedings”.)

General and administrative costs were approximately $1,874,000 and $2,821,000 for the years ended August 31, 2012 and 2011, respectively, a 34% decrease of $947,000.  The decrease was due primarily to the specific reasons presented below.

Consulting expenses were $873,000 and $1,831,000 for the years ended August 31, 2012 and 2011, respectively, a decrease 52% of $958,000.  The decrease is due to the reduced use of outside services for corporate communications, economic imaging, and an increase in the use of results based compensation for services rendered.

Salaries were $519,000 and $461,000 for the years ended August 31, 2012 and 2011, respectively, an increase of $58,000.  The increase is due to higher compensation pursuant to our executive compensation agreements effective in July 2012.  Salaries are generally either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3.  Amounts owed pursuant to our executive employment agreements have been fully accrued as of August 31, 2012.

Filing fees and transfer agent fees were $59,000 and $34,000 for the years ended August 31, 2012 and August 31, 2011, respectively.  The $25,000 increase was due to filing fees in the state of Nevada associated with an increase of the number of authorized Class A Common Stock shares in 2012.

Printing and reproduction costs were $11,000 and $1,700 for the years ended August 31, 2012 and August 31, 2011, respectively.  The $9,300 increase was due to preparing material for the Mill permit amendment.

Bank and brokerage fees increased to $41,000 for the year ended August 31, 2012 from $26,000 for the year ended August 31, 2011.  The increase was due to higher costs associated with transacting the Class A Common Stock shares of the Company.

Investor relations costs were $20,000 and $251,000 for the years ended August 31, 2012 and August 31, 2011, respectively, a decrease of $231,000.  The decrease was due to reduced media presence on radio and web based analyst coverage.

Interest expense was $1,221,000 and $2,660,000 for the years ended August 31, 2012 and 2011, respectively.  The decrease of $1,439,000 is primarily related to the required accounting treatment of convertible debt derivative liabilities and the amortization of debt discounts, and lower total outstanding debt balances.

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

Derivatives:  The Company follows the relevant accounting guidance and records derivative instruments (including certain derivative instruments embedded in other contracts) in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded in earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our Common Stock. The Company utilizes a valuation pricing model to estimate fair value. Key assumptions of the valuation pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

Recent Accounting Pronouncements

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 (March 1, 2012 for the Company).  The Company does not expect the adoption of ASU 2011-05 to have a material impact on its results of operations, financial condition, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.  However, please see “Item 1A. Risk Factors” for a discussion of the risks associated with the Company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Colorado Goldfields Inc.

We have audited the accompanying balance sheets of Colorado Goldfields Inc. (an Exploration Stage Company) as of August 31, 2012 and 2011, and the related statements of operations, cash flows and stockholders’ (deficit) equity for each of the years then ended, and for the period from February 11, 2004 (inception) through August 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Goldfields Inc. as of August 31, 2012 and 2011, and the results of its operations and cash flows for each of the years then ended, and for the period from February 11, 2004 (inception) through August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $4,299,576 for the year ended August 31, 2012, and a deficit accumulated during the exploration stage of $23,503,824 for the period from February 11, 2004 (inception) through August 31, 2012.  The Company also has a limited history and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado
November 16, 2012

Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	August 31,	August 31,
	2012	2011

ASSETS
Current Assets
Cash	$6,093	$11,838
Prepaid expenses and other	18,550	88,823
Total Current Assets	24,643	100,661

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,396,414	1,605,878
Mining rights and claims (Note 4)	158,889	294,722
Restricted cash (Note 3)	515,428	515,428
Deferred financing costs	15,580	28,805
Other	4,743	11,520
Total Non-Current Assets	2,091,054	2,456,353
Total Assets	$2,115,697	$2,557,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$330,519	$253,453
Accrued liabilities	859,488	1,023,340
Convertible notes, less unamortized discount of $214,059 and $285,693, (Note 7)	141,082	153,605
Derivative liabilities (Note 8)	469,370	529,146
Promissory note payable, including accrued interest (Note 6)	25,081	-
Notes payable, including accrued interest - related parties (Note 5)	338,914	320,521
Mortgage notes payable, including accrued interest (Note 3)	456,900	453,575
Total Current Liabilities	2,621,354	2,733,640

Non-Current Liabilities
Promissory note payable, including accrued interest (Note 6)	86,207	-
Asset retirement obligation	515,500	656,570
Total Non-Current Liabilities	601,707	656,570
Total Liabilities	3,223,061	3,390,210

Contingencies and Commitments (Note 10)

Stockholders' Deficit (Note 9)
Class A common stock, 1,000,000,000 shares authorized, $0.001 par value;
5,647,989 and 1,554,155 issued and outstanding, respectively	5,647	1,553

Class B common stock, 500,000,000 shares authorized, $0.001 par value;
490,371,533 shares issued and outstanding, respectively	-	-

Additional paid in capital	22,361,563	18,340,249
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(23,503,824)	(19,204,248)
Total Stockholders' Deficit	(1,107,364)	(833,196)
Total Liabilities and Stockholders' Deficit	$2,115,697	$2,557,014

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations

			Accumulated
			from February 11,
	For the Year	For the Year	2004 (Date of
	Ended	Ended	Inception) to
	August 31, 2012	August 31, 2011	August 31, 2012

Revenue	$-	$-	$-

Operating expenses

Donated rent	-	-	9,750
Donated services	-	-	19,500
General and administrative	1,873,586	2,820,984	14,376,146
Mineral property and exploration costs	666,516	711,122	3,263,584
Professional fees	314,996	359,536	1,835,994

Total operating expenses	(2,855,098)	(3,891,642)	(19,504,974)

Other income (expense)
Other income	85,045	22,119	187,986
Interest income	-	647	33,781
(Loss) gain on derivative liabilities	(309,021)	365,735	67,503
Interest expense	(1,220,502)	(2,660,253)	(4,288,120)

Total other expense	(1,444,478)	(2,271,752)	(3,998,850)

Net Loss	$(4,299,576)	$(6,163,394)	$(23,503,824)
Net Loss Per Common Share - Basic and Diluted	(1.27)	(7.85)
Weighted Average Number of Common Shares Outstanding	3,385,014	785,523

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended August 31, 2012	For the Year Ended August 31, 2011	Accumulated from February 11, 2004 (Date of Inception) to August 31, 2012
Cash Flows Used in Operating Activities:

Net loss	$(4,299,576)	$(6,163,394)	$(23,503,824)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	29,250
Amortization of debt discount and deferred financing costs	1,088,310	2,512,402	3,689,479
Depreciation and amortization	17,410	32,039	147,874
Loss (gain) on derivative liabilities	309,021	(365,735)	(67,503)
Impairment of mining rights	135,833	135,834	398,611
Stock issued for services	1,059,619	2,368,137	10,471,080
Stock-based compensation - options	-	-	899,303
Accrued interest	129,566	107,483	439,945
Accretion expense on asset retirement obligation	35,065	44,020	191,635
Gain on sale of property, plant and equipment	(19,252)	(20,802)	(93,009)
Change in operating assets and liabilities:
Increase in restricted cash	-	(197,274)	(515,428)
Decrease (increase) in prepaid expenses and other	10,451	(14,214)	(3,763)
Increase in accounts payable	527,273	430,053	2,126,361
Increase in accrued liabilities	566,974	511,969	1,586,082
Decrease (increase) in other assets	6,777	-	(4,743)
Net cash used in operating activities	(432,529)	(619,482)	(4,208,650)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	38,232	42,900	240,632
Acquisition of property, plant and equipment	(3,061)	-	(720,797)
Net cash provided by (used in) investing activities	35,171	42,900	(480,165)

Cash Flows from Financing Activities:
Advances received	-	-	405,733
Repayment of advances	-	-	(405,733)
Proceeds from notes from related parties	-	-	581,452
Repayment of advances from related party	-	(10,544)	(20,596)
Proceeds from note payable	24,000	-	124,000
Repayment of notes payable	(7,787)	(513,704)	(696,491)
Proceeds from issuance of convertible debt	427,000	1,218,977	1,845,977
Loan acquisition costs	(51,600)	(126,898)	(198,498)
Proceeds from exercise of warrants	-	570	570
Net proceeds from issuance of common stock	-	-	3,058,494
Net cash provided by financing activities	391,613	568,401	4,694,908

(Decrease) increase in cash	(5,745)	(8,181)	6,093

Cash - Beginning of Period	11,838	20,019	-

Cash - End of Period	$6,093	$11,838	$6,093

Supplemental Disclosures:
Interest paid	$3,645	$16,459	$98,426
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Exchange of accounts payable and accrued liabilities for debt	$80,000	$30,742	$246,036
Issuance of common stock to satisfy accounts payable	$450,207	$459,024	$1,623,074
Issuance of common stock to satisfy accrued liabilities	$682,560	$-	$682,560
Issuance of common stock for prepaid expenses	$21,580	$191,140	$550,159
Issuance of common stock for mining rights	$-	$150,000	$557,500
Exchange of convertible debt for common shares	$1,892,844	$2,771,502	$4,771,482
Exchange of mortgage payable for convertible debt	$50,000		$50,000
Exchange of property, plant and equipment for accounts payable	$-	$-	$2,750
Forgiveness of related party debt and accrued interest	$-	$-	$288,361
Change in estimate of asset retirement obligation	$176,135		$176,135

Acquisition of land and building:
Cash paid	$-	$-	$250,677
Mortgage note given to seller	-	-	650,000
Asset retirement obligation assumed	-	-	500,000
Assets acquired	$-	$-	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders' (Deficit) Equity
From February 11, 2004 (Date of Inception) to August 31, 2012

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders'
	Common Stock		Common Stock		Paid in	Donated	Exploration	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Equity

Balances - February 11, 2004 (Date of inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	10,270	10	-	-	2,490	-	-	2,500
Donated services and rent	-	-	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	-	-	(5,898)	(5,898)

Balances - August 31, 2004	10,270	$10	-	$-	$2,490	$4,500	$(5,898)	$1,102
Issuance of common stock for cash	12,632	13	-	-	53,737	-	-	53,750
Donated services and rent	-	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	-	(35,319)	(35,319)

Balances - August 31, 2005	22,902	$23	-	$-	$56,227	$13,500	$(41,217)	$28,533
Donated services and rent	-	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	-	(36,148)	(36,148)

Balances - August 31, 2006	22,902	$23	-	$-	$56,227	$22,500	$(77,365)	$1,385
Donated services and rent	-	-	-	-	-	6,750	-	6,750
Net loss	-	-	-	-	-	-	(300,193)	(300,193)

Balances - August 31, 2007	22,902	$23	-	$-	$56,227	$29,250	$(377,558)	$(292,058)
Issuance of common stock for cash (net of offering costs
of $282,231)	2,277	2	-	-	3,002,242	-	-	3,002,244
Shares issued for services	1,966	2	-	-	869,737	-	-	869,739
Stock-based compensation - options	-	-	-	-	895,209	-	-	895,209
Net loss	-	-	-	-	-	-	(3,721,021)	(3,721,021)

Balances - August 31, 2008	27,145	$27	-	$-	$4,823,415	$29,250	$(4,098,579)	$754,113
Shares issued for services	74,057	74	-	-	4,241,209	-	-	4,241,283
Issuance of common stock to satisfy accounts payable	5,878	6	-	-	370,009	-	-	370,015
Stock-based compensation - options	-	-	-	-	4,094	-	-	4,094
Stock issued to beneficial owners of Class A Common Stock	-	-	35,732,285	-	-	-	-	-
Forgiveness of related party debt and accrued interest	-	-	-	-	288,361	-	-	288,361
Net loss	-	-	-	-	-	-	(5,281,857)	(5,281,857)
Balances - August 31, 2009	107,080	$107	35,732,285	$-	$9,727,088	$29,250	$(9,380,436)	$376,009
Shares issued for services	184,241	184	-	-	1,950,576	-	-	1,950,760
Issuance of common stock to satisfy accounts payable	28,962	29	-	-	343,799	-	-	343,828
Shares issued for mining rights	25,000	25	-	-	407,475	-	-	407,500
Shares issued for convertible debt	9,375	9	-	-	107,127	-	-	107,136
Stock issued to beneficial owners of Class A Common Stock	-	-	5,012,068	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,660,418)	(3,660,418)

Balances - August 31, 2010	354,658	$354	40,744,353	$-	$12,536,065	$29,250	$(13,040,854)	$(475,185)
Shares issued for services	603,354	603	-	-	2,423,684	-	-	2,424,287
Issuance of common stock to satisfy accounts payable	116,710	117	-	-	458,907	-	-	459,024
Shares issued for convertible debt	429,433	429	-	-	2,771,073	-	-	2,771,502
Shares issued for mining rights	50,000	50	-	-	149,950	-	-	150,000
Stock issued to officers	-	-	449,623,244	-	-	-	-	-
Class B warrants exercised and shares issued	-	-	3,936	-	570	-	-	570
Net loss	-	-	-	-	-	-	(6,163,394)	(6,163,394)

Balances - August 31, 2011	1,554,155	$1,553	490,371,533	$-	$18,340,249	$29,250	$(19,204,248)	$(833,196)
Shares issued for services (Note 9)	1,118,227	1,118	-	-	998,679	-	-	999,797
Issuance of common stock to satisfy accounts payable (Note 9)	513,050	513	-	-	449,694	-	-	450,207
Issuance of common stock to satisfy accrued liabilities (Note 9)	632,560	633	-	-	681,927	-	-	682,560
Shares issued for convertible debt (Note 9)	1,829,997	1,830	-	-	1,891,014	-	-	1,892,844
Net loss	-	-	-	-	-	-	(4,299,576)	(4,299,576)
Balances - August 31, 2012	5,647,989	$5,647	490,371,533	$-	$22,361,563	$29,250	$(23,503,824)	$(1,107,364)

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc.  (An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2012

1.           Organization, Nature of Business, Going Concern and Management’s Plans

Organization and Nature of Business

Colorado Goldfields Inc. (the “Company”) was incorporated in the State of Nevada on February 11, 2004.  The Company is considered to be an Exploration Stage Company.  The Company’s principal business is the reactivation of a mill facility, and acquisition and exploration of mineral resources.  The Company has not presently determined whether the properties it has acquired and intends to acquire contain mineral reserves that are economically recoverable.

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception in February 2004, the Company has not generated revenue and has incurred net losses.  The Company has a working capital deficit of $2,596,711 at August 31, 2012, has incurred net losses of $4,299,576 and $6,163,394 for the years ended August 31, 2012 and 2011, respectively, and has incurred a deficit accumulated during the exploration stage of $23,503,824 for the period from February 11, 2004 (inception) through August 31, 2012.  Accordingly, it has not generated cash flows from operations and has primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations.

The Company is dependent upon the State of Colorado Division of Reclamation, Mining and Safety (“DRMS”) and State of Colorado Mined Land Reclamation Board (“MLRB”), approving an amendment to the existing reclamation permit for the Company’s Pride of the West Mill (“the Mill”).  The amendment would cure a current cease and desist order, which was issued in 2005, and allow the Mill to become operational.

In December 2010, the Company presented a proposed permit amendment (“AM-02”) to the MLRB.  While portions of that permit amendment were approved, there remained deficiencies that required additional work.

The Company prepared additional material for consideration by the DRMS and the MLRB.  Management submitted a new permit amendment application (“AM0-03”), to the DRMS on January 27, 2012 and April 23, 2012.  On August 9, 2012, the DRMS approved, with conditions, AM-03.

The core of the permit consists of nine Environmental Protection Facilities (“EPFs”), which are: 1) Mill Building, 2) Ore Stockpile Area, 3) Laboratory Facility, 4) Leach Plant Building, 5) Flood Protection Dike, 6) Plant Waste Water Disposal, 7) Groundwater intercept Drain, 8) Upland Stormwater Intercept Ditch, and 9) Mill Tailings Repository.  The DRMS approved the first eight EPFs, and work has commenced in these areas.

The conditions specified by the DRMS regard the ninth EPF, which is the Mill Tailings Repository.  The DRMS requested 1) additional geotechnical substrate stability analysis, 2) structure specific engineering designs for the cover of the repository, 3) analysis of the repository’s reserve capacity, 4) recalculation of financial warranty.  The Company estimates that the conditions will be satisfied by the end of second quarter of fiscal 2013.

The Company currently faces a severe working capital shortage and is not presently generating any revenues.  The Company will need to obtain additional capital to fund its operations, continue mining exploration activities, fulfill its obligations under its mineral property lease/option agreements, and satisfy existing creditors.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.  Management’s plans with regards to these conditions are described below.

The Company continues to explore sources of additional financing to satisfy its current operating requirements.  During the fiscal years ended August 31, 2010, 2011,  and 2012, the Company entered into funding arrangements with an institutional investor (the “Delaware Partnership Investor”), under which the Delaware Partnership Investor has provided convertible debt financing to the Company of approximately $1.6 million, ($377,000 during the year ended August 31, 2012).

During the fiscal years ended August 31, 2010, 2011, and 2012, the Company also entered into seven funding arrangements for a total of $315,000 ($100,000 during the year ended August 31, 2012), with a group of New York private investors in the form of convertible notes (Note 7).

Considering the difficult U.S. and global economic conditions, along with the substantial stability problems in the capital and credit markets, there is a significant possibility that the Company will be unable to obtain financing to continue its operations.

There is no assurance that required funds during the next twelve months or thereafter will be generated from operations, or that those funds will be available from external sources, such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.  Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.  All of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing.

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

Basic and Diluted Net Loss per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period.  During the year ended August 31, 2011, the Company issued shares of Class B Common Stock, which are not publicly-traded.  The Class B Common Stock share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company.  The Company has therefore not included the Class B Common Stock in determining basic EPS.  Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock).  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the years ended August 31, 2012 and 2011, the effect of the conversion of outstanding debt and Class B common shares would have been anti-dilutive.  The following table represents the potential dilutive securities excluded from the calculation of diluted loss per share.

	August 31, 2012	August 31, 2011
Class B Common Stock	490,371,533	490,371,533
Convertible debt	1,102,866	279,837

Effective September 12, 2012, the Financial Regulatory Authority, Inc. (FINRA”), approved a 1 for 5,000 reverse stock split.  All references to Class A common stock in these financial statements have been adjusted to reflect the post-reverse split amounts.

Comprehensive Income (Loss)

For the years ended August 31, 2012 and 2011 there were no differences between net loss and comprehensive loss.

Cash

Cash, excluding restricted cash, includes deposits in banks that are unrestricted as to withdrawal or use.

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

Mining Rights and Claims

The Company has determined that its mining rights and claims meet the definition of mineral rights, as defined by accounting standards, and are tangible assets.  As a result, the costs of mining rights are initially capitalized as tangible assets when purchased.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves.  The Company’s rights to extract minerals are contractually limited by time.  However, the Company has the ability to extend the leases (Note 4).  For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period.  The Company recorded impairment charges of $135,833 and $135,834 during the year ended August 31, 2012 and 2011, respectively.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  Management believes no impairment exists as of August 31, 2012.

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

As of August 31, 2012, the Company had the following financial assets and liabilities that are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash	-	$515,428	-
Derivative liabilities	-	$469,370	-

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no income tax expense recognized during the years ended August 31, 2012 or 2011, for interest and penalties.

Asset Retirement Obligation

The fair value of a liability for an asset retirement obligation is required to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made.  In connection with the Company’s acquisition of the Pride of the West Mill (the “Mill”) in June 2007, an asset retirement obligation of $500,000 was estimated and recorded.  The associated asset retirement costs were capitalized as part of the carrying amount of the Mill (See Note 3).  Accretion expense is recorded in each subsequent period to recognize the estimated changes in the liability resulting from the passage of time.  During the years ended August 31, 2012 and 2011, the Company recorded accretion expense of $35,065 and $44,020, respectively.  Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

During fiscal year 2012, the Company re-evaluated the original fair value of the asset retirement obligation as it relates to the Mill.  Unique to this asset, the reclamation permit for the Mill requires that the cost of retirement (reclamation), be calculated by the DRMS on a continuing basis, and a financial warranty be provided to guarantee that obligation.

As of August 31, 2012, the State of Colorado Division of Reclamation, Mining, and Safety has determined that $515,130 would be required to close and reclaim the asset and the Company has placed those funds as cash held as a restricted cash deposit with the State of Colorado.

Therefore, the asset retirement obligation relating to the Mill has been reduced by $176,135 to $515,130; the amount equal to the financial warranty calculated by the DRMS.  The reduction was recognized as a decrease in the carrying amount of property, plant and equipment (Note 3).

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

3.           Property, Plant and Equipment

On June 29, 2007, the Company acquired the Mill located in Howardsville, Colorado. The cost of the Mill was $1,400,677.  In connection with the acquisition, the Company entered into a $650,000 mortgage with the seller, which is collateralized by the property and bears interest at 12% per year.  All unpaid principal was originally due June 29, 2009.  The due date on the mortgage was extended and is currently due in full on December 31, 2012.  During the year ended August 31, 2012, $50,000 of the mortgage was paid through the issuance of convertible notes (Note 7).

Interest expense in connection with the Mill mortgage for the years ended August 31, 2012 and 2011 was $53,324 and $70,679, respectively.

In connection with the acquisition of the Mill, the Company replaced a financial warranty that the seller had provided to the DRMS in the amount $318,654.  During the 2011 fiscal year, the DRMS required and the Company provided an additional $196,476 of financial warranty.  As of August 31, 2012, the total funds, which are held as a restricted cash deposit with the State of Colorado, related to the Mill financial warranty is $515,130.

Property, plant and equipment consist of the following as of August 31, 2012 and August 31, 2011:

	August 31, 2012	August 31, 2011
Computer equipment	$5,179	$2,118
Mine and drilling equipment	4,650	77,150
Mobile mining equipment	13,300	28,400
Land and mill	1,391,041	1,567,176
	1,414,170	1,674,844
Less accumulated depreciation	(17,756)	(68,966)
	$1,396,414	$1,605,878

Depreciation expense was $17,410 and $32,039 for the years ended August 31, 2012 and 2011, respectively.  Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years.  However, a significant portion of the Company’s property, plant and equipment has not yet been placed in service and accordingly is not being depreciated.

4.           Mining Rights and Claims

Silver Wing Mine

On October 31, 2012, the Company entered into a contract for purchase of the Silver Wing Mine.  The terms of the contract provide that the Company:

1.	Issue to Jo Grant Mining Company, Inc. (“Jo Grant”), 12,000,000 four-year restricted shares of Class A Common Stock on or before January 6, 2013.

2.
Pay off Jo Grant’s existing note in favor of a Colorado bank, dated March, 6, 2008, assigned to Jo Grant on October 17, 2012, having a present balance of approximately $60,353, as of October 31, 2012 on or before January 6, 2013.

3.	To pay to Jo Grant a sum of $50,000, no later than January 6, 2013.

4.
Provide Jo Grant for a period of 99 years a 5% Net Smelter Royalty (“NSR”), with a minimum of $10 per ton for the first 54,350 tons of ore produced from the Silver Wing Mining Claims. The payment of the NSR shall be made not more than 45 days after the close of the month during which the payment is received from the smelter or buyer on which such NSR is calculated.

The property consists of 10 patented mining claims (70 acres) in San Juan County, in southwestern Colorado, known as the Silver Wing Mine.  The Company intends to develop a mining and milling operation to produce gold, silver, copper, lead, and zinc concentrates.

Champion Mine

On November 2, 2012, the Company entered into a contract for purchase of the Champion Mine.  The terms of the contract provide that the Company:

1.	Issue to Jo Grant 24,000,000 four-year restricted shares of Class A Common Stock on or before January 6, 2013.

2.
Pay $3,000,000 to Jo Grant, only for the purpose of consummating the contract to buy and sell real estate (Land), between Jo Grant Mining, Inc. (as the Buyer), and a Texas limited liability company, (as the Seller), dated October 9, 2012, no later than January 6, 2013; and

3.	To pay to Jo Grant a sum of $50,000, no later than January 6, 2013.

4.
Provide Jo Grant for a period of 99 years a 5% Net Smelter Royalty (“NSR”), from the Champion Mining Claims. The payment of the NSR shall be made not more than 45 days after the close of the month during which the payment is received from the smelter or buyer on which such NSR is calculated.

The Champion Mine consists of approximately 354 acres located in the San Juan Mountains at Silverton, Colorado. The Mine is located within the rim of the Silverton Caldera complex at the southwestern extremity of the Colorado Mineral Belt.

King Solomon Mine

On September 18, 2009, the Company entered into a lease with an option to purchase the King Solomon Mine,  in consideration for which the Company issued 50,000,000 pre-split (10,000 post-split) shares of restricted Class A Common Stock valued at $0.0035 pre-split ($17.50 post-split) per share (the quoted market price on the date the Company entered into the agreement and obtained the mining rights) totaling $175,000.  The lease/option was for a period of three years.  The stock was restricted from sale during the initial term of the lease.  The lease/option automatically renewed and continued so long as ores, minerals, or metals are produced or sold.  The lease granted the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity that benefits the leased premises and required a minimum work commitment of $50,000 to be expended by the Company for each successive three year term during the term of the lease/option.  The lease also required the Company to pay the lessor a 3.5% NSR on all mineral bearing ores.  In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $200,000.  The Company had the sole and exclusive option to purchase all of lessor's right, title and interest in the property for a total purchase price of $1,250,000.  This amount may be paid in cash or other cash equivalents as mutually agreed by the lessor and the Company.

On October 11, 2012, the Company entered into an extension and renewal of mining lease with option to purchase, effective September 18, 2012, for which the Company issued 250,000 shares of restricted Class A Common Stock, with an additional 25,000 shares to be issued upon each yearly anniversary.  The stock is further restricted for two years.  The original work commitment outlined above is considered fulfilled.  All other terms and conditions of the original lease remain in effect.

Pay Day and Rage Uranium Claim Group

On June 13, 2011, the Company purchased mineral rights to 63 mining claims.  The claims are referred to as The Pay Day and Rage Uranium Claim Group and are located in San Juan County northeast of Monticello, Utah.  In consideration for the acquisition of these claims, the Company issued 250,000,000 pre-split (50,000 post-split) shares of restricted Class A Common Stock, which had a value of $150,000 on the purchase date, (based on the quoted market price on the date the Company entered into the agreement and obtained the mineral rights).  The shares were issued in two blocks of 125,000,000 pre-split (25,000 post-split) shares each and are subject to lock-up provisions for periods of one and two years respectively, during which no sales or other conveyances of the shares may be undertaken.  The Company has paid all required annual fees through August 31, 2013 to the Bureau of Land Management and the claims remain in good standing.

Brooklyn Mine

On September 30, 2009, the Company entered into a lease with an option to purchase the Brooklyn Mine,  in consideration for which the Company issued 75,000,000 pre-split (15,000 post-split) shares of restricted Class A Common Stock valued at $0.0031 pre-split ($15.50 post-split) per share (the quoted market price on the date of the Company entered into the agreement and obtained the mining rights) totaling $232,500.  The lease/option was for a period of three years.  The stock was restricted from sale during the initial term of the lease.  The lease/option automatically renewed and continued so long as ores, minerals, or metals are produced or sold.  The lease granted the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity that benefits the leased premises and requires a minimum work commitment of $150,000 for the first year, $200,000 for the second year and $250,000 for the third year to be expended by the Company.  The lease also required the Company to pay the lessor a 5% NSR on all mineral bearing ores.  In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $500,000.  The Company had the sole and exclusive option to purchase all of lessor's right, title and interest in the property for a total purchase price of $4,000,000, plus a perpetual 2% NSR.  This amount was to be paid in cash or other cash equivalents as mutually agreed by the Company and the lessor.

The lease with an option to purchase for the Brooklyn Mine was terminated on September 6, 2012.  After extensive analysis of potential acid mine drainage problems, we decided not to seek to renew the lease.

5.           Notes payable – related parties

As of August 31, 2012, the Company has notes payable to related parties, including accrued interest, of $91,105 and $247,809 with its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively.  In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default).  The funds received in exchange for the Notes have primarily been used by the Company to finance working capital requirements.  On April 8, 2011, the Company secured the amounts owed to the CEO and CFO, with the Mill, and filed Second Deeds of Trust in San Juan County, Colorado.  In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are now due in their entirety on December 31, 2012.  None of the Notes are currently in default.  During each of the years ended August 31, 2012 and 2011 the Company recorded interest expense of $18,393 and $18,486, respectively.

6.           Promissory notes payable

On September 12, 2011, the Company entered into a settlement agreement and mutual general release with an individual that had originally filed a breach of contract complaint against the Company in November 2009 (the “Plaintiff”) and the Company agreed to pay the Plaintiff $80,000 with interest of 8.00% per annum due in full on September 12, 2013.  At August 31, 2011, the Company had accrued $80,000 related to this settlement.  During the year ended August 31, 2012, this accrued liability was reclassified to a long-term note payable in accordance with the settlement agreement.  Interest expense of $6,207 has been recorded for the year ended August 31, 2012.

On December 22, 2011, the Company entered into a promissory note with one of its vendors in exchange for $24,000.  The promissory note bears interest at 6.5% per annum and was due on June 22, 2012.  In June 2012, the note was extended, and is now due on December 22, 2012.  All other terms remain the same.  If the Company fails to pay off the note on its due date, the entire principal and accrued interest will bear interest at 18% per annum.  The Company recorded interest expense of $1,081 for the year ended August 31, 2012.

7.           Convertible notes

Delaware Partnership Investor

At September 1, 2011, the Company owed the Delaware Partnership Investor $87,261 (net of unamortized discounts of $212,739) under multiple funding arrangements.  During the year ended August 31, 2012, the Company issued two convertible notes under multiple funding arrangements with the Delaware Partnership Investor, totaling $65,000, which bear interest at 6.25% per annum one note matured on September 12, 2012 and one matures on November 23, 2012.  On December 23, 2011, the Company also issued a $150,000 multi-tranche convertible note, which provided for multiple disbursements through April 16, 2012, all of which were received as of August 31, 2012.  On May 25, 2012, the Company issued a $112,000 multi-tranche convertible note, which provides for multiple disbursements through July 9, 2012, all of which were received as of August 31, 2012.  For financial statement purposes, each tranche is treated as a distinct note.  Therefore, during the year ended August 31, 2012 the Company received a total of $327,000 from the Delaware Partnership Investor, in addition to $50,000 used specifically to pay down the mortgage on the Mill (Note 3).  The notes are convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 50% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company.  The Company recorded a discount in the amount of $377,000 related to the conversion features on the notes issued during the year ended August 31, 2012 (Note 8).  During the year ended August 31, 2012, $480,000 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  During the year ended August 31, 2012, the Company recorded $233,086 of debt discount amortization and the carrying value of the notes was $60,536 (net of unamortized discounts of $136,465) as of August 31, 2012. On October 3, 2012, the Company issued a $52,000 multi-tranche convertible note, which provides for multiple disbursements through October 12, 2012, all of which were received as of the filing date of this report. The terms of the note are substantially the same as described above.

New York Private Investors

At September 1, 2011, the Company owed the New York Private Investors $51,062 (net of unamortized discount of $48,938), under multiple funding arrangements.  During the year ended August 31, 2012, the Company issued two convertible notes for $100,000 under two funding arrangements with a group of New York Private Investors.  The notes bear interest at 8% per annum.  One note matured on June 21, 2012 and one note matured on November 8, 2012.  The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 58% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company.  The Company recorded a debt discount of $100,000 relating to the conversion feature of the note.  During the year ended August 31, 2012, $118,000 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  For the year ended August 31, 2012, the Company recorded debt discount amortization of $109,081 and the carrying value of the notes as of August 31, 2012 was $69,913 (net of unamortized discounts of $12,087). On October 24, 2012, the Company issued a convertible note for $53,000. The note is convertible at any time after 180 days from the date of the note's execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 35% of the average of the three lowest volume-weighted average closing prices of the Company's Class A common stock for the thirty days immediately prior to the date a conversion notice is received by the Company.

Conversion of accounts payable

During the year ended August 31, 2011, the Company entered into an agreement with a vendor whereby the balance owed to the vendor for past services of $28,661 was exchanged for a convertible promissory note bearing interest at 6.5% per annum.  The Company is required to make monthly payments under the terms of the note; however, the note holder has the right at its election to convert all or part of the outstanding principal and interest into the Company’s Class A common stock at a conversion rate of 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company.  The Company recorded a debt discount of $27,550 relating to the conversion feature of the note.  In August 2011, the Company and the vendor agreed to increase the amount of the convertible promissory note for additional past services owed totaling $2,081 and agreed to defer the initial monthly payment on the note until January 2012, while all other terms of the note were unchanged.  The Company recorded a debt discount of $2,081 related to the conversion feature of the increased portion of the note.  For the year ending August 31, 2012, the Company recorded debt discount amortization of $2,975 and the carrying value of the note as of August 31, 2012 was $10,633 (net of unamortized discount of $508).

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

The Company uses a valuation pricing model to calculate the fair value of its derivative liabilities.  Key assumptions used to apply this model were as follows:

	Year ended	Year ended
	August 31, 2012	August 31, 2011
Expected term	1 to 12 months	2 to 12 months
Volatility	186%-570%	157%-766%
Risk-free interest rate	0.01 - 0.20%	0.02 - 0.31%
Dividend yield	0%	0%

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended August 31, 2012:

Balance at August 31, 2011	$529,146
Issuance of derivative liabilities	916,933
Derecognition of derivative liabilities related to conversion of convertible debt	(1,276,017)
Derecognition of derivative liabilities related to paydown of convertible debt	(9,713)
Loss on derivative liabilities	309,021
Balance at August 31, 2012	$469,370

9.           Stockholders’ Deficit

Effective September 12, 2012, FINRA approved a 1 for 5,000 reverse stock split of the Company's Class A common stock.  On October 11, 2012, the symbol became “CGFI.”  The post-split shares are assigned the new CUSIP number of 19647Y609.  The following describes transactions in both pre-split and post-split shares where applicable.  All references to Class A common stock in these financial statements have been adjusted to reflect the post-reverse split amounts.

Fiscal Year 2011 Common Stock Transactions

Class A Common Stock

During the year ended August 31, 2011, the stockholders of the Company and the Board of Directors approved an amendment to the articles of incorporation of the Company to establish and fix the number of authorized shares of Class A Common Stock that the Company can have outstanding at five billion (5,000,000,000 pre-split), (1,000,000 post-split), and subsequently approved another amendment to the articles of incorporation of the Company to establish and fix the number of authorized shares of Class A Common Stock that the Company can have outstanding at fifteen billion (15,000,000,000 pre-split), (3,000,000 post-split).

On April 18, 2011, the Board of Directors amended the 2008 Employee Plan defining eligible persons to be: “officers, directors, employees, consultants, and advisors of the Company and/or one or more of its subsidiaries, if any.”  On June 1, 2011, the Board of Directors amended the name of the 2008 Employee and Director Stock Compensation Plan to “2008 Stock Compensation Plan."

During the year ended August 31, 2011, the Company issued 226,000,000 pre-split (45,200 post-split) shares of restricted Class A Common Stock to four consultants for corporate communications services and business and financial services valued at $0.0006 to $0.0022 (the quoted market prices as of the date of the issuances) per share, which resulted in $257,200 being recorded as expense.  During the year ended August 31, 2011, the Company converted debt and derecognized derivative liabilities totaling $2,771,502 into 2,147,165,941 pre-split (429,433 post-split), shares of restricted Class A Common Stock.  During the year ended August 31, 2011, the Company also issued 250,000,000 pre-split (50,000 post-split), shares of restricted Class A Common Stock valued at $150,000 for the purchase of mineral claims.

As of August 31, 2011, the Company is authorized to grant up to 1,865,000,000 pre-split (373,000 post-split), shares under the 2008 Consultants Plan, of which 1,860,455,943 pre-split (372,091 post-split), shares have been issued as of August 31, 2011.  During the year ended August 31, 2011, 1,021,250,400 (204,250 post-split), shares of Class A Common Stock were issued to consultants for services rendered valued at $0.0007 to $0.0024 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $723,890 being recorded as expense, $238,142 recorded as a reduction in accounts payable, and $113,940 being recorded as prepaid expense.  During the year ended August 31, 2011, the Company recorded expense of $134,990 for prepaid services previously issued in shares that have been earned during the period.

As of August 31, 2011, the Company is authorized to grant up to 6,110,800,000 pre-split (1,222,160 post-split), shares under the 2008 Employee Plan, of which 2,703,745,633 pre-split (540,749 post-split), have been issued as of August 31, 2011.  During the year ended August 31, 2011, 2,353,070,100 pre-split (470,614 post-split), shares of Class A Common Stock were issued to employees for services rendered valued at $0.0004 to $0.0021 per share (the quoted market prices at the dates of the respective stock grants), which resulted in $1,252,057 being recorded as expense and $220,883 recorded as a reduction in accounts payable, and $77,200 being recorded as prepaid expense.

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

Fiscal Year 2012 Common Stock Transactions

Class A Common Stock

In January 2012, the stockholders approved an amendment to the articles of incorporation of the Company to establish and fix the number of authorized shares of Class A Common Stock that the Company can have outstanding at thirty five billion (35,000,000,000) pre-split, (7,000,000 post-split).

During the year ended August 31, 2012, the Company converted debt and derecognized derivative liabilities totaling $1,892,844 into 9,149,983,706 pre-split (1,829,997 post-split), shares of restricted Class A Common Stock.

During the year ended August 31, 2012, the Company issued 45,656,400 pre-split (9,131 post-split), shares of restricted Class A Common Stock in partial satisfaction of costs associated with the King Solomon mining lease.

As of August 31, 2012, the Company is authorized to grant up to 16,610,800,000 pre-split (3,322,160 post-split), shares under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), of which 12,154,099,933 pre-split (2,430,820 post-split) have been issued as of August 31, 2012.  During the year ended August 31, 2012, 11,273,529,300 pre-split (2,254,706 post-split), shares of Class A Common Stock valued at $0.0001 to $0.0005 per share (the quoted market prices at the dates of the respective stock grants), were issued to employees and consultants for services rendered, which resulted in $978,217 being recorded as expense, $21,580 being recorded as prepaid expense, $450,207 recorded as a reduction in accounts payable and $682,560 as a reduction in accrued liabilities.

Common Stock Transactions Subsequent to August 31, 2012

As a result of the rounding provision of the reverse stock split, which stated that fractional shares always be rounded up to the nearest whole share, 224 new Class A shares were created on September 12, 2012.

On October 22, 2012, the Company amended its Articles of Incorporation in part to establish and fix the total number of authorized shares of Class A Common Stock, par value $0.001 per share, that the Company is authorized to issue, at one billion (1,000,000,000).

Subsequent to August 31, 2012, the Company issued 802,220 post-split shares of its Class A Common Stock to employees, directors, consultants, and advisors for services under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), valued at $166,149, and 964,790 post-split shares of restricted Class A Common Stock pursuant to the conversion of debt valued totaling $263,662.

Subsequent to August 31, 2012, the Company issued 250,000 two-year restricted post-split Class A common stock shares to the owner of the King Solomon Mine in partial consideration for the extension and renewal of the Company’s mining lease with option of that property.

Subsequent to August 31, 2012, the Company issued 36,000,000 four-year restricted post-split Class A common stock shares to the owner of the Silver Wing Mine and the Champion Mine in partial consideration for the acquisition of those properties.

10.         Transactions with Former President and CEO

During the years ended August 31, 2012 and 2011, the Company recorded $28,563 and $85,713, respectively of litigation settlement activities, and interest expense related to proceedings with the former President and CEO, Todd C. Hennis. Accounts payable and accrued liabilities at August 31, 2012 and 2011, include $459,879 and $431,316, respectively, due to Mr. Hennis, and entities substantially owned by him. These amounts are the subject of litigation, more fully described in Note 12.

11.         Income Taxes

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended August 31, 2012 and 2011 are as follows:

	2012	2011
Expected income tax benefit at statutory rate	$1,504,851	$2,157,188
State taxes	107,489	154,085
Permanent differences	(503,458)	(767,905)
Other	(6,529)	(28,958)
Change in valuation allowance	(1,102,353)	(1,514,410)
Income tax benefit	$-	$-

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $14,428,000 as of August 31, 2012.  These NOLs expire in the years 2023 through 2031.  On June 17, 2007, a change in control occurred which may substantially limit utilization of net operating losses incurred prior to that date.

The Company’s deferred tax assets as of August 31, 2012 and 2011 are estimated as follows:

	2012	2011
Net operating losses	$5,409,030	$4,647,527
Property, plant and equipment	762,024	630,959
Stock-based compensation	1,299,287	1,089,502
Deferred tax assets	7,470,341	6,367,988
Valuation allowance	(7,470,341)	(6,367,988)
Net deferred tax assets	$-	$-

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

12.        Litigation

The Company is involved in the following legal proceeding:

San Juan Properties and Hennis Proceedings

On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement, and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 51,500,000 pre-split (10,300 post-split) shares of Class A Common Stock held by Mr. Hennis.  On May 12, 2009, a counter-claim with jury demand was filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest.

Hennis filed a Motion for Summary Judgment on October 16, 2009.  On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707.  On September 22, 2010, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2011 and May 31, 2012.  On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of August 31, 2011 and 2012.

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

On August 31, 2012, The Company filed a Petition of Certiorari with the Colorado Supreme Court.  As of the date of this report, the Company is awaiting the Supreme Court’s decision.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In accordance with Item 304(b) of Regulation S-K, there are no changes or disagreements to report.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of August 31, 2012, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of August 31, 2012 as a result of the material weakness in internal control over financial reporting discussed below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2012.  Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties.  Management reported a material weakness resulting from the combination of the following significant deficiencies:

-	Lack of segregation of duties in certain accounting and financial reporting processes including the approval and execution of disbursements;

-
Certain reports prepared and accounting and reporting conclusions reached in connection with the financial statement preparation process are not submitted timely to the Board of Directors for review or approval;

-
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

Attestation by the Company's Independent Registered Public Accounting Firm

This report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm.

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

The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

Name and Address	Age	First Became Officer and/or Director	Position(s)

Lee R. Rice	68	Jul-08	Director, President and CEO
10920 W. Alameda Ave.
Suite 201
Lakewood, CO 80226

C. Stephen Guyer	59	Feb-08	Director and CFO
10920 W. Alameda Ave.
Suite 201
Lakewood, CO 80226

Norman J. Singer	71	Sep-08	Director
885 S. Garfield St.
Denver, CO 80209
_______________

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

NORMAN J. SINGER, Director.  Since 2006 Mr. Singer has been an independent investor in the oil and gas sector, having previously served as a senior consultant to a publicly traded oil company assisting the firm with their Turkish drilling program and assembling a U.S. based acreage position. From 1978 to 2004, Mr. Singer was with the Usaha Tegas Group of Companies, a $5 billion diversified multi-national enterprise. While with the Usaha Tegas Group, Mr. Singer opened two new energy related subsidiaries in Houston, Texas, and Tulsa, Oklahoma. He was later Chairman of the Group's U.S. energy activities and its diversified acquisitions program. Mr. Singer was Senior Vice President, General Counsel and Director for Oceanic Exploration Company in Denver, Colorado. Additionally, he served as legal and economic advisor to the Ministry of Finance, Dar es Salaam, Tanzania and the U.S. State Department in Washington, D.C.  Mr. Singer holds a BA in Economics from Colgate University, an MA in International Affairs and Economics from Tufts University in conjunction with Harvard University's Fletcher School of Law and Diplomacy, and an LL.B. from Columbia University. Additionally, Mr. Singer has completed post graduate studies at the London School of Economics.

Significant Employees

We have no significant employees other than our executive officers and Director of Operations.

Director Independence

Our common stock is listed on the OTC Market Inc.’s OTCQB and OTC Pink Sheets inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): Beverly E. Rich and Norman J. Singer.  Lee R. Rice and C. Stephen Guyer would not be considered "independent" under the NASDAQ rule due to the fact that they are employees of our company.

Board Meetings

During the fiscal year ended August 31, 2012, we had three directors.  During the year fiscal year ended August 31, 2012, the Board held three meetings and took numerous actions by unanimous written consent.

Audit, Compensation and Nominating Committees

As noted above, our common stock is listed on OTC Market Inc.’s OTCQB and the OTC Pink Sheets, which does not require companies to maintain audit, compensation or nominating committees.  Considering the foregoing and the fact that we are an early stage exploration company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of four members, two of which are considered independent.

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

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

Shareholder Communications and Investor Relations

We do not have a formal shareholder communications process nor employ an investor relations professional. Shareholders are welcome to communicate with the Company by forwarding correspondence to Colorado Goldfields Inc., Board of Directors, 10920 West Alameda Avenue, Suite 201, Lakewood, Colorado 80226, Attn.: C. Stephen Guyer, CFO and Director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC.  To our knowledge, during the fiscal year ended August 31, 2012, based solely on a review of such materials as are required by the SEC, all required reporting is current and accurate.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Covered – All Executive Officers

The executive officers for most recent fiscal year ended August 31, 2012 are as follows.

Lee R. Rice, President, President, CEO
C. Stephen Guyer, Chief Financial  Officer

Summary Compensation Table

The following table summarizes all compensation(1) recorded by us in the most recent fiscal years ended August 31, 2012 and 2011 for our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Nonqualified Deferred Compensation Earnings ($)	All other Compen- sation ($)	Total ($)
Lee R. Rice	2012	60,000	24,000	-	-	-	-	-	84,000
President, CEO	2011	60,000	-	-	-	-	-	-	60,000

C. Stephen Guyer,	2012	300,000	50,000	-	-	-	-	-	350,000
Chief Financial Officer	2011	250,000	70,000	-	-	-	-	-	320,000

____________________________
 (1) Compensation for our executive officers is generally recorded as an accrued but unpaid compensation liability in lieu of cash, or is paid through the issuance of Class A Common Stock pursuant to the 2008 Stock Compensation Plan.

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

C. Stephen Guyer.  We employed C. Stephen Guyer on February 14, 2008, as our Chief Financial Officer on a part-time basis pursuant to an employment agreement which compensated Mr. Guyer on an hourly basis.   On July 1, 2012, we entered into a new employment agreement with Mr. Guyer.  Under the new agreement which is for a period of one year, we have agreed to the following: (i) the payment by our company to Mr. Guyer of a salary of $25,000 per month; (ii) certain employee benefits, including group health insurance, pension and profit sharing and other such benefits that we may elect to provide our other employees from time to time.  Mr. Guyer acknowledges that salary and/or expenses may, upon consultation with the Chief Executive Officer, be paid in stock pursuant to the Company’s 2008 Stock Compensation Plan in lieu of cash.  The executive employment agreement may be terminated, among other things: (i) by notice of termination from one party to the other; (ii) upon the death of Mr. Guyer.  Upon the termination of the executive employment agreement, Mr. Guyer will generally be entitled to separation pay equal to six months of pay for each year of service

Equity Compensation Plans

2008 Stock Incentive Plan

On February 14, 2008, our Board of Directors unanimously approved our 2008 Stock Incentive Plan (the “2008 Plan”). The purpose of the Plan is to retain current, and attract new, employees, directors, consultants and advisors that have experience and ability, along with encouraging a sense of proprietorship and interest in the Company’s development and financial success. The Board of Directors believes that option grants and other forms of equity participation are an increasingly important means of retaining and compensating employees, directors, advisors and consultants. The 2008 Plan authorizes us to issue up to 2,496(1) shares of our common stock.  The plan allows us to grant tax-qualified incentive stock options, non-qualified stock options and restrictive stock awards to employees, directors and consultants of our company.

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

Unless terminated earlier by the Board, the 2008 Plan will expire on February 13, 2018. As of November 16, 2012, there are no outstanding options under the 2008 Plan, and 2,482(1) shares of Class A Common Stock has been issued under the 2008 Stock Incentive Plan.

2008 Non-Qualified Consultants & Advisors Stock Compensation Plan

On September 12, 2008, our Board of Directors approved the 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan (the “2008 Consultants Plan”).  The 2008 Consultants Plan is administered by our Compensation Committee of the Board of Directors, or if the we do not have a Compensation Committee, then a committee appointed by the Board which is to consist of one executive officer of the Company and at least one independent, non-employee member of the Board. If no committee is appointed, then the Board of Directors administers the plan. We currently do not have a Compensation Committee. Our Board has appointed C. Stephen Guyer, our Chief Financial Officer and Director, and Norman Singer, one of our independent Directors, to act as the committee to administer the 2008 Consultants Plan. As of November 16, 2012 we are authorized to issue up to 20,373,000(1) shares of our Class A Common Stock, subject to adjustment in case of a subdivision of our outstanding shares of Class A Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock.  One of the primary purposes of the 2008 Consultants Plan is to give our company the flexibility to pay for services with shares of our Class A common stock rather than with cash during our exploratory stage.

As of November 16, 2012, 372,092(1) shares of Class A Common Stock have been issued under the 2008 Consultants Plan.

2008 Stock Compensation Plan

In November, 2008, our Board of Directors approved the 2008 Employee & Director Stock Compensation Plan (“2008 Employee Plan”). The purpose of this plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company.  Considering that we are an exploratory mining company which faces challenging economic times and difficult capital markets, the Board of Directors believes that using our common stock is an important means of retaining and compensating employees and directors.  As of November 16, 2012 we are authorized to issue up to 23,322,160(1) shares of our Class A Common Stock, subject to adjustment in case of a subdivision of our outstanding shares of Class A Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Class A Common Stock.  The 2008 Employee Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, one of whom is an independent director, or in the absence of such a committee, the 2008 Employee Plan is to be administered by the Board of Directors. Our Board of Directors appointed C. Stephen Guyer, our CFO, and Norman Singer, one of our independent directors, to the committee.  Any of our employees or directors are eligible to receive awards under this plan.

On April 18, 2011, the Board of Directors amended the 2008 Employee and Director Stock Compensation Plan to include awards to consultants and advisors as well as employees and directors.  On June 1, 2011, the Board of Directors changed the name of the plan to “2008 Stock Compensation Plan”

As of November 16, 2012, 3,233,040(1) shares of Class A Common Stock have been issued under the 2008 Stock Compensation Plan.
_____________________________________________
(1) Share amounts are adjusted for the 1 for 5,000 reverse stock split of September 12, 2012.

Outstanding Equity Awards at Fiscal Year-end.

There was one outstanding equity award for our executive officers in the most recent fiscal year ended August 31, 2012.  Pursuant to his Executive Employment Agreement dated July 1, 2012, Mr. Guyer was to be issued 20,000 shares of Class A Common Stock.  These shares were issued to Mr. Guyer on November 8, 2012 pursuant to the 2008 Stock Compensation Plan.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2012, with respect to the named executives listed in the Summary Compensation Table.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Retirement Plans and Benefits.

None.

Director Compensation

The following table summarizes all director compensation for our Executive officers in the most recent fiscal year ended August 31, 2012.   There are no other standard compensation arrangements in place and all directors are treated equally with respect to any compensation.

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	Total ($)
Lee R. Rice	-	-		-	-
C. Stephen Guyer	-	-		-	-
Norman Singer	-	$30,000	(1)	-	-
______________________________
(1) 60,000 shares of Class A Common Stock valued at $0.50 per share issued pursuant to the 2008 Stock Compensation Plan

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Class A Common Stock as of November 16, 2012, by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Class A Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group.  Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Except as indicated, the address of each of the persons named in the table is that of the Company’s principal executive offices.

As of November 16, 2012, there were 1,000,000,000 shares of our Class A common stock authorized and 43,665,223 shares outstanding.

		Amount and
		Nature of
		Beneficial			Percentage of
Title of Class	Name and Address of Beneficial Owner	Ownership			Common Stock

Class A	Jo Grant Mining Co., Inc.	36,000,200	(1	)(2)	82%
	PO Box 790
	Silverton, CO 81433

Class A	C. Stephen Guyer, Officer & Director	958,694	(1)		2.2%
	10920 W. Alameda Avenue, Suite 201
	Lakewood, CO 80226

Class A	Lee R. Rice, Officer & Director	150,324	(1)		0.3%
	10920 W. Alameda Avenue, Suite 201
	Lakewood, CO 80226

Class A	Norman J. Singer, Director	60,530	(1)		0.1%
	885 S. Garfield St.
	Denver, CO 80209

Class A	Beverly E. Rich, Director	530	(1	)(3)	0.0%
	1553 Greene Street
	Silverton, CO 81433

Common Stock	All officers and directors (4 persons)	1,170,078			2.7%

Total outstanding		43,665,223

Total Affiliate		37,170,278
____________

(1)	All shares are owned directly.
(2)	Shares are restricted from sale until November 2, 2016
(3)	Ms. Rich resigned as a director on September 29, 2011.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loans from Officers

We have borrowed funds, including accrued interest, of $91,105 and $247,809 from our chief executive officer (“CEO”) and our chief financial officer (“CFO”), respectively.  In connection with the borrowings, we executed unsecured promissory notes (“Notes”) which were due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default).  The funds received in exchange for the Notes have primarily been used by us to finance working capital requirements.  On April 8, 2011, we secured the amounts owed to the CEO and CFO, with the Mill, and filed Second Deeds of Trust in San Juan County, Colorado.  In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are now due in their entirety on December 31, 2012.  None of the Notes are currently in default

Director Independence

Our common stock is listed on the OTCMarkets OTCQB inter-dealer quotation system and the FINRA owned OTC Pink Sheet inter-dealer quotation system, which does not have director independence requirements.  Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): Beverly E. Rich1 and Norman J. Singer.  Lee R. Rice and C. Stephen Guyer would not be considered “independent” under the NASDAQ rule due to the fact that they are employees of our company.

_____________________

1Beverly E. Rich resigned as a director on September 29, 2011.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

GHP Horwath, P.C. has served as Colorado Goldfields Inc.’s independent registered public accounting firm since November 8, 2007. The following discussion presents fees for services rendered for 2012 and 2011.

Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of Colorado Goldfields Inc.’s annual financial statements for the fiscal years ended August 31, 2012 and 2011, the reviews of the quarterly interim financial statements included in Colorado Goldfields’ Forms 10-Q for the fiscal years ended August 31, 2012 and 2011, and services rendered to issue consents required in certain of the Company’s registration statements.  The audit fees billed and expected to be billed (for the year ended August 31, 2012) to us by GHP Horwath, P.C. for the year ended August 31, 2011, including out-of-pocket costs were approximately $48,000 and $58,000, respectively.  There were no audit related, tax, or other fees billed by GHP Horwath, P.C.

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
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer

November 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 16, 2012.

Signature	Title

/s/ Lee R. Rice	President, Chief Executive Officer and Director (Principal Executive Officer)
Lee R. Rice

/s/ C. Stephen Guyer	Chief Financial Officer (Principal Accounting Officer) and Director
C. Stephen Guyer

/s/ Norman J. Singer	Director
Norman J. Singer

EXHIBIT INDEX

Exhibit Number	Description

2
Articles of Merger between Colorado Goldfields Inc. (surviving entity) and Garpa Resources, Inc., effective June 18, 2007.  Filed with Form 8-K dated June 20, 2007, and incorporated herein by reference.

3.1	Amended and Restated Bylaws filed as Exhibit 3.1 to Form 8-K dated September 4, 2008 and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation as Exhibit A to Schedule DEF 14C dated November 4, 2010 and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation as Exhibit A to Schedule DEF 14C dated March 9, 2011 and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation as Exhibit A to Schedule DEF 14C dated January 9, 2012, and incorporated herein by reference.

3.5	Amendment to Articles of Incorporation as Exhibit A to Schedule DEF 14C dated October 23, 2012, and incorporated herein by reference.

10.1
Mining Lease Agreement between Colorado Goldfields Inc. and Larry H. Killian dated September 18, 2009.  Filed as Exhibit 10.1 to Form 8-K filed on September 23, 2009 and incorporated herein by reference.

10.2
Mining Lease Agreement between Colorado Goldfields Inc. and Frank J. Montonati and Don Laeding dated September 30, 2009.  Filed as Exhibit 10.1 to Form 8-K filed on October 6, 2009 and incorporated herein by reference.

10.3	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on April 23, 2010 and incorporated herein by reference.

10.4	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

10.5	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on October 4, 2010 and incorporated herein by reference.

10.6	Amendment to 2008 Employee and Director Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on June 14, 2011 and incorporated herein by reference.

10.7	Employment Agreement of C. Stephen Guyer dated July 1, 2011. Filed as Exhibit 10.2 to Form 8-K filed on June 17, 2011, and incorporated herein by reference.

10.8
Purchase Agreement dated as of June 13, 2011, between Algae Farm (USA), Inc. and Colorado Goldfields Inc, filed as exhibit 10.1 to Form 8-K filed on June 17, 2011, and incorporated herein by reference.

10.9	Amendment to 2008 Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on February 28, 2012 and incorporated herein by reference.

10.10	Contract for Purchase of the Silver Wing Mine dated October 31, 2012 between Colorado Goldfields Inc. and Jo Grant Mining, Co., Inc. Filed as Exhibit 10.1 to Form 8-K filed on November 6, 2012.

10.11	Contract for Purchase of the Champion Mine dated November 2, 2012 between Colorado Goldfields Inc. and Jo Grant Mining, Co., Inc. Filed as Exhibit 10.2 to Form 8-K filed on November 6, 2012.

10.12	Amendment to 2008 Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on November 16, 2012, and incorporated herein by reference.

10.13	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on November 16, 2012 and incorporated herein by reference.

14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer.*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer.*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer.*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer.*

101††
The following financial statements from Colorado Goldfields Inc.’s Quarterly Report on Form 10-K for the year ended August 31, 2012 as filed with the SEC on November 16, 2012, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
____________
*           Filed herewith.

††         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934
____________
*Filed herewith.