Form 10-Q
period 2012-11-30
COLORADO GOLDFIELDS INC.
filed 2013-01-11
CIK 1344394

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 10, 2013
Class A Common Stock, $0.001 Par Value	73,167,462
Class B Common Stock (Restricted), $0.001 Par Value	490,371,533

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	November 30,	August 31,
	2012	2012
	(unaudited)
ASSETS
Current Assets
Cash	$4,540	$6,093
Prepaid expenses and other	-	18,550
Total Current Assets	4,540	24,643

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,439,066	1,396,414
Deferred acquisition costs (Note 4)	100,000	-
Mining rights and claims (Note 4)	199,479	158,889
Restricted cash (Note 3)	515,428	515,428
Deferred financing costs	18,517	15,580
Other	4,743	4,743
Total Non-Current Assets	2,277,233	2,091,054
Total Assets	$2,281,773	$2,115,697

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable	$360,743	$330,519
Accrued liabilities	879,517	859,488
Convertible notes, less unamortized discount of $151,386
and $214,059 (Note 7)	84,636	141,082
Derivative liabilities (Note 8)	447,965	469,370
Promissory note payable, including accrued interest (Note 6)	87,803	25,081
Notes payable, including accrued interest - related parties (Note 5)	-	338,914
Mortgage notes payable, including accrued interest (Note 3)	470,194	456,900
Total Current Liabilities	2,330,858	2,621,354

Non-Current Liabilities
Promissory note payable, including accrued interest (Note 6)	25,470	86,207
Notes payable, including accrued interest - related parties (Note 5)	343,488	-
Asset retirement obligation	515,500	515,500
Total Non-Current Liabilities	884,458	601,707
Total Liabilities	3,215,316	3,223,061

Contingencies and Commitments (Note 10)

Stockholders' Deficit (Note 9)
Class A common stock, 1,000,000,000 shares authorized, $0.001 par value;
53,612,445 and 5,647,989 issued and outstanding, respectively	53,611	5,647
Class B common stock, 500,000,000 shares authorized, $0.001 par value;
490,371,533 shares issued and outstanding, respectively	-	-

Additional paid in capital	23,990,107	22,361,563
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(25,006,511)	(23,503,824)
Total Stockholders' Deficit	(933,543)	(1,107,364)
Total Liabilities and Stockholders' Deficit	$2,281,773	$2,115,697

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Accumulated
			from February 11,
	For the Three	For the Three	2004 (Date of
	Months Ended	Months Ended	Inception) to
	November 30, 2012	November 30, 2011	November 30, 2012

Revenue	$-	$-	$-

Operating expenses

Donated rent	-	-	9,750
Donated services	-	-	19,500
General and administrative	418,968	286,812	14,795,114
Mineral property and exploration costs	782,342	187,387	4,045,926
Professional fees	41,468	118,922	1,877,462

Total operating expenses	(1,242,778)	(593,121)	(20,747,752)

Other income (expense)
Other income	2,950	1,350	190,936
Interest income	-	-	33,781
Gain (loss) on derivative liabilities	98,310	(13,441)	165,813
Interest expense	(361,169)	(365,741)	(4,649,289)

Total other expense	(259,909)	(377,832)	(4,258,759)

Net Loss	$(1,502,687)	$(970,953)	$(25,006,511)
Net Loss Per Common Share - Basic and Diluted	$(0.08)	$(0.54)
Weighted Average Number of Common Shares Outstanding	18,347,277	1,789,486

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated from February 11, 2004 (Date of Inception) to
	November 30, 2012	November 30, 2011	November 30, 2012

Cash Flows Used in Operating Activities:

Net loss	$(1,502,687)	$(970,953)	$(25,006,511)

Adjustments to reconcile net loss to net cash used in
operating activities:
Donated services and rent	-	-	29,250
Amortization of debt discount and deferred financing costs	336,529	332,512	4,026,008
Depreciation and amortization	1,153	5,278	149,027
(Gain) loss on derivative liabilities	(98,310)	13,441	(165,813)
Impairment of mining rights	21,910	33,958	420,521
Stock issued for services	251,110	181,998	10,722,190
Stock-based compensation - options	-	-	899,303
Accrued interest	23,411	32,607	510,358
Accretion expense on asset retirement obligation	-	11,475	191,635
Gain on sale of property, plant and equipment	-	-	(93,009)
Change in operating assets and liabilities:
Increase in restricted cash	-	-	(515,428)
Increase in prepaid expenses and other	-	(17,390)	(3,763)
Increase in accounts payable	771,552	180,470	2,897,913
Increase in accrued liabilities	149,250	87,523	1,688,330
Increase in other assets	-	-	(4,743)
Net cash used in operating activities	(46,082)	(109,081)	(4,254,732)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	-	-	240,632
Acquisition of property, plant and equipment	(43,805)	-	(764,602)
Net cash used in investing activities	(43,805)	-	(523,970)

Cash Flows from Financing Activities:
Advances received	-	-	405,733
Repayment of advances	-	-	(405,733)
Proceeds from notes from related parties	-	-	581,452
Repayment of advances from related party	-	-	(20,596)
Proceeds from note payable	-	-	124,000
Repayment of notes payable	(3,166)	-	(699,657)
Proceeds from issuance of convertible debt	105,000	115,000	1,950,977
Loan acquisition costs	(13,500)	(12,500)	(211,998)
Proceeds from exercise of warrants	-	-	570
Net proceeds from issuance of common stock	-	-	3,058,494
Net cash provided by financing activities	88,334	102,500	4,783,242

(Decrease) increase in cash	(1,553)	(6,581)	4,540

Cash - Beginning of Period	6,093	11,838	-

Cash - End of Period	$4,540	$5,257	$4,540

Supplemental Disclosures:
Interest paid	$999	$858	$99,425
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Exchange of accounts payable and accrued liabilities for debt	$-	$80,000	$246,036
Issuance of common stock to satisfy accounts payable	$80,493	$155,996	$1,703,567
Issuance of common stock to satisfy accrued liabilities	$125,400	$-	$807,960
Issuance of common stock for prepaid expenses	$-	$-	$550,159
Issuance of common stock for mining rights	$62,500	$-	$620,000
Issuance of common stock for Champion and Silver Wing mines	$100,000	$-	$100,000
Issuance of common stock for work commitment	$660,834	$-	$660,834
Exchange of convertible debt for common shares	$414,721	$498,894	$5,186,203
Exchange of mortgage payable for convertible debt	$-	$-	$50,000
Exchange of property, plant and equipment for
accounts payable	$-	$-	$2,750
Forgiveness of related party debt and accrued interest	$-	$-	$288,361
Change in estimate of asset retirement obligation	$-	$-	$176,135

Acquisition of land and building:
Cash paid	$-	$-	$250,677
Mortgage note given to seller	-	-	650,000
Asset retirement obligation assumed	-	-	500,000
Assets acquired	$-	$-	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
From February 11, 2004 (Date of Inception) to November 30, 2012

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders'
	Common Stock		Common Stock		Paid in	Donated	Exploration	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Equity

Balances - February 11, 2004 (Date of inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	10,270	10	-	-	2,490	-	-	2,500
Donated services and rent	-	-	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	-	-	(5,898)	(5,898)

Balances - August 31, 2004	10,270	$10	-	$-	$2,490	$4,500	$(5,898)	$1,102
Issuance of common stock for cash	12,632	13	-	-	53,737	-	-	53,750
Donated services and rent	-	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	-	(35,319)	(35,319)

Balances - August 31, 2005	22,902	$23	-	$-	$56,227	$13,500	$(41,217)	$28,533
Donated services and rent	-	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	-	(36,148)	(36,148)

Balances - August 31, 2006	22,902	$23	-	$-	$56,227	$22,500	$(77,365)	$1,385
Donated services and rent	-	-	-	-	-	6,750	-	6,750
Net loss	-	-	-	-	-	-	(300,193)	(300,193)

Balances - August 31, 2007	22,902	$23	-	$-	$56,227	$29,250	$(377,558)	$(292,058)
Issuance of common stock for cash (net of offering costs of $282,231)	2,277	2	-	-	3,002,242	-	-	3,002,244
Shares issued for services	1,966	2	-	-	869,737	-	-	869,739
Stock-based compensation - options	-	-	-	-	895,209	-	-	895,209
Net loss	-	-	-	-	-	-	(3,721,021)	(3,721,021)

Balances - August 31, 2008	27,145	$27	-	$-	$4,823,415	$29,250	$(4,098,579)	$754,113
Shares issued for services	74,057	74	-	-	4,241,209	-	-	4,241,283
Issuance of common stock to satisfy accounts payable	5,878	6	-	-	370,009	-	-	370,015
Stock-based compensation - options	-	-	-	-	4,094	-	-	4,094
Stock issued to beneficial owners of Class A Common Stock	-	-	35,732,285	-	-	-	-	-
Forgiveness of related party debt and accrued interest	-	-	-	-	288,361	-	-	288,361
Net loss	-	-	-	-	-	-	(5,281,857)	(5,281,857)

Balances - August 31, 2009	107,080	$107	35,732,285	$-	$9,727,088	$29,250	$(9,380,436)	$376,009
Shares issued for services	184,241	184	-	-	1,950,576	-	-	1,950,760
Issuance of common stock to satisfy accounts payable	28,962	29	-	-	343,799	-	-	343,828
Shares issued for mining rights	25,000	25	-	-	407,475	-	-	407,500
Shares issued for convertible debt	9,375	9	-	-	107,127	-	-	107,136
Stock issued to beneficial owners of Class A Common Stock	-	-	5,012,068	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,660,418)	(3,660,418)

Balances - August 31, 2010	354,658	$354	40,744,353	$-	$12,536,065	$29,250	$(13,040,854)	$(475,185)
Shares issued for services	603,354	603	-	-	2,423,684	-	-	2,424,287
Issuance of common stock to satisfy accounts payable	116,710	117	-	-	458,907	-	-	459,024
Shares issued for convertible debt	429,433	429	-	-	2,771,073	-	-	2,771,502
Shares issued for mining rights	50,000	50	-	-	149,950	-	-	150,000
Stock issued to officers	-	-	449,623,244	-	-	-	-	-
Class B warrants exercised and shares issued	-	-	3,936	-	570	-	-	570
Net loss	-	-	-	-	-	-	(6,163,394)	(6,163,394)

Balances - August 31, 2011	1,554,155	$1,553	490,371,533	$-	$18,340,249	$29,250	$(19,204,248)	$(833,196)
Shares issued for services	1,118,227	1,118	-	-	998,679	-	-	999,797
Issuance of common stock to satisfy accounts payable	513,050	513	-	-	449,694	-	-	450,207
Issuance of common stock to satisfy accrued liabilities	632,560	633	-	-	681,927	-	-	682,560
Shares issued for convertible debt	1,829,997	1,830	-	-	1,891,014	-	-	1,892,844
Net loss	-	-	-	-	-	-	(4,299,576)	(4,299,576)

Balances - August 31, 2012	5,647,989	$5,647	490,371,533	$-	$22,361,563	$29,250	$(23,503,824)	$(1,107,364)
Shares issued to round fractional shares due to stock split	224	-	-	-	-	-	-	-
Shares issued for services	2,280,000	2,280	-	-	230,280	-	-	232,560
Shares issued for mining rights	250,000	250	-	-	62,250	-	-	62,500
Shares issued for Silver Wing and Champion mines	36,000,000	36,000	-	-	64,000	-	-	100,000
Issuance of common stock to satisfy accounts payable	201,118	201	-	-	80,292	-	-	80,493
Issuance of common stock to satisfy accrued liabilities	601,102	601	-	-	124,799	-	-	125,400
Issuance of common stock for work commitment	6,397,300	6,397	-	-	654,437	-	-	660,834
Shares issued for convertible debt	2,234,712	2,235	-	-	412,486	-	-	414,721
Net loss	-	-	-	-	-	-	(1,502,687)	(1,502,687)
Balances -November 30, 2012 (unaudited)	53,612,445	$53,611	490,371,533	$-	$23,990,107	$29,250	$(25,006,511)	$(933,543)

The accompanying notes are an integral part of these financial statements

 Colorado Goldfields Inc.  (An Exploration Stage Company)
Notes to the Unaudited Financial Statements

November 30, 2012

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

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception in February 2004, the Company has not generated revenue and has incurred net losses.  The Company has a working capital deficit of $2,326,318 at November 30, 2012, has incurred a net loss of $1,502,687 for the three months ended November 30, 2012, and has incurred a deficit accumulated during the exploration stage of $25,006,511 for the period from February 11, 2004 (inception) through November 30, 2012.  Accordingly, it has not generated cash flows from operations and has primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations.

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

The Company continues to explore sources of additional financing to satisfy its current operating requirements.  During the fiscal year ended August 31, 2012 and through November 30, 2012, the Company entered into funding arrangements with an institutional investor (the “Delaware Partnership Investor”), under which the Delaware Partnership Investor has provided convertible debt financing to the Company of $429,000, ($52,000 during the three months ended November 30, 2012) (Note 7).

During the fiscal year ended August 31, 2012 and through November 30, 2012, the Company also entered into three funding arrangements for a total of $153,000 ($53,000 during the three months ended November 30, 2012), with a group of New York private investors in the form of convertible notes (Note 7).

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

2.           Summary of Significant Account Policies

Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at November 30, 2012 and the results of operations and cash flows of the Company for the three months ended November 30, 2012 and 2011, respectively.  Operating results for the three months ended November 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2012.

Basic and Diluted Net Loss per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period.  During the year ended August 31, 2011, the Company issued shares of Class B Common Stock, which are not publicly-traded.  The Class B Common Stock share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company.  The Company has therefore not included the Class B Common Stock in determining basic EPS.  Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock).  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the three months ended November 30, 2012 and 2011, the effect of the conversion of outstanding debt and Class B common shares would have been anti-dilutive.

The following table represents the potential dilutive securities excluded from the calculation of diluted loss per share.

	November 30, 2012	November 30, 2011
Class B Common Stock	490,371,533	490,371,533
Convertible debt	7,284,525	637,353

Effective September 12, 2012, the Financial Regulatory Authority, Inc. (“FINRA”), approved a 1 for 5,000 reverse stock split.  All references to Class A common stock in these financial statements have been adjusted to reflect the post-reverse split amounts.

Mining Rights and Claims

The Company has determined that its mining rights and claims meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are contractually limited by time. However, the Company has the ability to extend the leases (Note 4).  For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. The Company recorded impairment charges of $21,910 and $33,958 during the three months ended November, 2012 and 2011, respectively.

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

As of November 30, 2012, the Company had the following financial assets and liabilities that are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash	-	$515,428	-
Derivative liabilities	-	$447,965	-

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

Asset Retirement Obligation

The fair value of a liability for an asset retirement obligation is required to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. In connection with the Company’s acquisition of the Mill in June 2007, an asset retirement obligation of $500,000 was estimated and recorded. The associated asset retirement costs were capitalized as part of the carrying amount of the Mill (See Note 3). Accretion expense is recorded in each subsequent period to recognize the estimated changes in the liability resulting from the passage of time. During the three months ended November 30, 2012 and 2011, the Company recorded accretion expense of nil and $11,475, respectively. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

During fiscal year 2012, the Company re-evaluated the original fair value asset retirement obligation as it relates to the Mill. Unique to this asset, the reclamation permit for the Mill requires that the cost of retirement (reclamation), be calculated by the DRMS on a continuing basis, and a financial warranty be provided to guarantee that obligation.

As of November 30, 2012, the State of Colorado Division of Reclamation, Mining, and Safety has determined that $515,130 would be required to close and reclaim the asset and the Company has placed those funds as cash held as a restricted cash deposit with the State of Colorado.

Recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the interim period ended November 30, 2012 for the Company). The adoption of ASU 2011-05 did not have a material impact on its results of operations, financial condition, or cash flows.

3.           Property, Plant and Equipment

On June 29, 2007, the Company acquired the Mill located in Howardsville, Colorado. The cost of the Mill was $1,400,677. In connection with the acquisition, the Company entered into a $650,000 mortgage with the seller, which is collateralized by the property and bears interest at 12% per year. All unpaid principal was originally due June 29, 2009. The due date on the mortgage was extended and is currently due in full on June 1, 2013.

Interest expense in connection with the Mill mortgage for the three months ended November 30, 2012 and 2011 was $13,295 and $13,295, respectively.

In connection with the acquisition of the Mill, the Company replaced a financial warranty that the seller had provided to the DRMS in the amount $318,654. During the 2011 fiscal year, the DRMS required and the Company provided an additional $196,476 of financial warranty. As of November 30, 2012, the total funds, which are held as a restricted cash deposit with the State of Colorado, related to the Mill financial warranty is $515,130.

Property, plant and equipment consist of the following as of November 30, 2012 and August 31, 2012:

	November 30, 2012	August 31, 2012
Computer equipment	$5,179	$5,179
Mine and drilling equipment	4,650	4,650
Mobile mining equipment	13,300	13,300
Land and mill	1,434,846	1,391,041
	1,457,975	1,414,170
Less accumulated depreciation	(18,909)	(17,756)
	$1,439,066	$1,396,414

Depreciation expense was $1,153 and $5,278 for the three months ended November 30, 2012 and 2011, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the Company’s property, plant and equipment has not yet been placed in service and accordingly is not being depreciated.

4.           Mining Rights and Claims

Silver Wing and Champion Mines

On October 31, 2012, the Company entered into a contract for purchase of the Silver Wing Mine. The terms of the contract provide that the Company:

1.
Issue to Jo Grant Mining Company, Inc. (“Jo Grant”), 12,000,000 four-year restricted shares of Class A Common Stock on or before January 6, 2013.  The Company issued the 12,000,000 shares on November 1, 2012.

2.
Pay off Jo Grant’s existing note in favor of a Colorado bank, dated March, 6, 2008, assigned to Jo Grant on October 17, 2012, having a present balance of approximately $60,353, as of October 31, 2012 on or before March 6, 2013, which was extended from January 6, 2013.

3.	Pay to Jo Grant a sum of $50,000, no later than March 6, 2013, which was extended from January 6, 2013. This note is collateralized by the Silver Wing Mine.

4.
Provide Jo Grant for a period of 99 years a 5% Net Smelter Royalty (“NSR”), with a minimum of $10 per ton for the first 54,350 tons of ore produced from the Silver Wing Mining Claims. The payment of the NSR shall be made not more than 45 days after the close of the month during which the payment is received from the smelter or buyer on which such NSR is calculated.

The Silver Wing Mine consists of 10 patented mining claims (70 acres) in San Juan County, in southwestern Colorado. The Company intends to develop a mining and milling operation to produce gold, silver, copper, lead, and zinc concentrates.

On November 2, 2012, the Company entered into a contract for purchase of the Champion Mine. The terms of the contract provide that the Company:

1.	Issue to Jo Grant 24,000,000 four-year restricted shares of Class A Common Stock on or before March 6, 2013. The Company issued the 24,000,000 shares on November 2, 2012.

2.
Pay $3,000,000 to Jo Grant, only for the purpose of consummating the contract to buy and sell real estate (Land), between Jo Grant (as the Buyer), and a Texas limited liability company, (as the Seller), dated October 9, 2012, no later than March 6, 2013, which was extended from January 6, 2013. The contract to buy and sell real estate (land) is for the purchase of the Champion Mine.

3.	Pay to Jo Grant a sum of $50,000, no later than March 6, 2013, which was extended from January 6, 2013.

4.
Provide Jo Grant for a period of 99 years a 5% Net Smelter Royalty (“NSR”), on the Champion Mining Claims. The payment of the NSR shall be made not more than 45 days after the close of the month during which the payment is received from the smelter or buyer on which such NSR is calculated.

The Champion Mine consists of approximately 354 acres located in the San Juan Mountains at Silverton, Colorado. The Mine is located within the rim of the Silverton Caldera complex at the southwestern extremity of the Colorado Mineral Belt.

The purchase of the Silver Wing and Champion mines from Jo Grant will not be consummated until the Company provides additional cash of approximately $3.2 million to complete the acquisition of these assets. Therefore, until this occurs, the Company does not own the mines. As of November 30, 2012, as noted above, the Company has issued 36 million shares of its Class A common stock to Jo Grant in connection with these purchase transactions. The shares issued are non-refundable, and represented approximately 80% of the Company's total shares of Class A common stock outstanding as of November 2, 2012. In addition, these shares are restricted for four years from the dates of issuance.

The Silver Wing mine was acquired by Jo Grant on October 17, 2012 for cash consideration of approximately $20,000 and the assumption of a note payable totaling approximately $60,000.  The right to acquire the Champion Mine was obtained by Jo Grant on October 9, 2012 for cash consideration of approximately $20,000, which represents a non-refundable payment made in connection with $3 million contract to purchase the Champion Mine discussed above.

Management estimated the fair value of the 36 million restricted, non-refundable shares was approximately $100,000, based on the assets acquired. Therefore, the shares of common stock issued by the Company in November 2012 were recorded on the balance sheet as "Deferred acquisition costs" as of November 30, 2012, in the amount of $100,000.

King Solomon Mine

On September 18, 2009, the Company entered into a lease with an option to purchase the King Solomon Mine, in consideration for which the Company issued 10,000 shares of restricted Class A Common Stock valued at $17.50 per share (the quoted market price on the date the Company entered into the agreement and obtained the mining rights) totaling $175,000. The lease/option was for a period of three years. The stock was restricted from sale during the initial term of the lease. The lease/option automatically renewed and continued so long as ores, minerals, or metals are produced or sold. The lease granted the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity that benefits the leased premises and required a minimum work commitment of $50,000 to be expended by the Company for each successive three year term during the term of the lease/option. The lease also required the Company to pay the lessor a 3.5% NSR on all mineral bearing ores. In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $200,000. The Company had the sole and exclusive option to purchase all of lessor's right, title and interest in the property for a total purchase price of $1,250,000. This amount may be paid in cash or other cash equivalents as mutually agreed by the lessor and the Company.

On October 11, 2012, the Company entered into an extension and renewal of mining lease with option to purchase, effective September 18, 2012, for which the Company issued 250,000 shares of restricted Class A Common Stock, with an additional 25,000 shares to be issued upon each yearly anniversary. The Company recorded $62,500 as mining rights and claims based upon the share price on the date of the transaction of $0.25 per share. The stock is restricted for two years. The original work commitment outlined above is considered fulfilled. All other terms and conditions of the original lease remain in effect.

Pay Day and Rage Uranium Claim Group

On June 13, 2011, the Company purchased mineral rights to 63 mining claims. The claims are referred to as The Pay Day and Rage Uranium Claim Group and are located in San Juan County northeast of Monticello, Utah. In consideration for the acquisition of these claims, the Company issued 50,000 shares of restricted Class A Common Stock, which had a value of $150,000 on the purchase date, (based on the quoted market price on the date the Company entered into the agreement and obtained the mineral rights). The shares were issued in two blocks of 25,000 shares each and are subject to lock-up provisions for periods of one and two years respectively, during which no sales or other conveyances of the shares may be undertaken.

Brooklyn Mine

On September 30, 2009, the Company entered into a lease with an option to purchase the Brooklyn Mine,  in consideration for which the Company issued 15,000 shares of restricted Class A Common Stock valued at $15.50 per share (the quoted market price on the date of the Company entered into the agreement and obtained the mining rights) totaling $232,500. The lease/option was for a period of three years. The stock was restricted from sale during the initial term of the lease. The lease/option automatically renewed and continued so long as ores, minerals, or metals are produced or sold. The lease granted the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity that benefits the leased premises and required a minimum work commitment of $150,000 for the first year, $200,000 for the second year and $250,000 for the third year to be expended by the Company. The lease also required the Company to pay the lessor a 5% NSR on all mineral bearing ores. In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $500,000. The Company had the sole and exclusive option to purchase all of lessor's right, title and interest in the property for a total purchase price of $4,000,000, plus a perpetual 2% NSR. This amount was to be paid in cash or other cash equivalents as mutually agreed by the Company and the lessor.

The lease with an option to purchase for the Brooklyn Mine was terminated on September 6, 2012. After extensive analysis of potential acid mine drainage problems, the Company decided not to seek to renew the lease. Pursuant to the lease, work commitment expenses not spent on the properties were due to the lessors in cash or cash equivalents, including additional shares of Company stock.  Failing to negotiate the anticipated lease renewal, on November 1, 2012 the Company issued 6,397,300 shares of restricted Class A Common Stock, valued at $660,834 on the date of issue to satisfy all terms of the lease.

5.           Notes payable – related parties

As of November 30, 2012, the Company has notes payable to related parties, including accrued interest, of $92,280 and $251,208 with its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively.  In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The funds received in exchange for the Notes have primarily been used by the Company to finance working capital requirements. On April 8, 2011, the Company secured the amounts owed to the CEO and CFO, with the Mill, and filed Second Deeds of Trust in San Juan County, Colorado. In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are now due in their entirety on December 31, 2013.  None of the Notes are currently in default.  During the three months ended November 30, 2012 and 2011 the Company recorded interest expense of $4,573 and $4,573, respectively.

6.           Promissory notes payable

On September 12, 2011, the Company entered into a settlement agreement and mutual general release with an individual that had originally filed a breach of contract complaint against the Company in November 2009 (the “Plaintiff”) and the Company agreed to pay the Plaintiff $80,000 with interest of 8.00% per annum due in full on September 12, 2013. The Company has recorded interest expense of $1,596 and $1,385 for the three months ended November 30, 2012 and 2011, respectively.

On December 22, 2011, the Company entered into a promissory note with one of its vendors in exchange for $24,000. The promissory note bears interest at 6.5% per annum and was due on June 22, 2012. In June 2012, the note was extended, and was extended again on December 30, 2012 and is now due on December 31, 2013. All other terms remain the same. If the Company fails to pay off the note on its due date, the entire principal and accrued interest will bear interest at 18% per annum. The Company recorded interest expense of $389 and nil for the three months ended November 30, 2012 and 2011, respectively.

7.           Convertible notes

Delaware Partnership Investor

At September 1, 2012, the Company owed the Delaware Partnership Investor $60,536 (net of unamortized discounts of $136,465), under multiple funding arrangements. During the three months ended November 30, 2012, the Company issued one convertible note under a funding arrangement with the Delaware Partnership Investor, totaling $52,000, which bears interest at 6.25% per annum and matures on October 3, 2013. The note is convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 50% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a discount in the amount of $52,000 related to the conversion feature on the note issued during the three months ended November 30, 2012 (Note 8). During the three months ended November 30, 2012, $85,000 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). During the three months ended November 30, 2012, the Company recorded $46,930 of debt discount amortization and the carrying value of the notes was $58,678 (net of unamortized discounts of $105,322) as of November 30, 2012.

New York Private Investors

At September 1, 2012, the Company owed the New York Private Investors $69,913 (net of unamortized discount of $12,087), under multiple funding arrangements. During the three months ended November 30, 2012, the Company issued one convertible note for $53,000 under a funding arrangement with the group of New York Private Investors. The note bears interest at 8% per annum. The note matures on July 29, 2013. The note is convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 35% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $53,000 relating to the conversion feature of the note. During the three months ended November 30, 2012, $71,000 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). For the three months ended November 30, 2012, the Company recorded debt discount amortization of $18,614 and the carrying value of the notes as of November 30, 2012 was $18,054 (net of unamortized discounts of $45,945).

Conversion of accounts payable

During the year ended August 31, 2011, the Company entered into an agreement with a vendor whereby the balance owed to the vendor for past services of $28,661 was exchanged for a convertible promissory note bearing interest at 6.5% per annum.  The Company is required to make monthly payments under the terms of the note; however, the note holder has the right at its election to convert all or part of the outstanding principal and interest into the Company’s Class A common stock at a conversion rate of 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $27,550 relating to the conversion feature of the note. In August 2011, the Company and the vendor agreed to increase the amount of the convertible promissory note for additional past services owed totaling $2,081 and agreed to defer the initial monthly payment on the note until January 2012, while all other terms of the note were unchanged. The Company recorded a debt discount of $2,081 related to the conversion feature of the increased portion of the note. For the three months ending November 30, 2012, the Company recorded debt discount amortization of $389 and the carrying value of the note as of November 30, 2012 was $7,904 (net of unamortized discount of $119).

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

The Company uses a valuation pricing model to calculate the fair value of its derivative liabilities. Key assumptions used to apply this model were as follows:

	Three months ended November 30, 2012	Year ended August 31, 2012
Expected term	0 to 12 months	1 to 12 months
Volatility	294%-419%	186% - 570%
Risk-free interest rate	0.06 - 0.19%	0.01 - 0.20%
Dividend yield	0%	0%

The following table represents the Company’s derivative liability activity for the embedded conversion features for the three months ended November 30, 2012:

Balance at September 1, 2012	$469,370
Issuance of derivative liabilities	328,293
Derecognition of derivative liabilities related to conversion of convertible debt	(251,342)
Derecognition of derivative liabilities related to paydown of convertible debt	(46)
Gain on derivative liabilities	(98,310)
Balance at November 30, 2012	$447,965

9.           Stockholders’ Deficit

Class A Common Stock

As a result of the rounding provision of the reverse stock split, which stated that fractional shares always be rounded up to the nearest whole share, 224 new Class A shares were issued on September 12, 2012.

On October 22, 2012, the Company amended its Articles of Incorporation in part to establish and fix the total number of authorized shares of Class A Common Stock, par value $0.001 per share, that the Company is authorized to issue, at one billion (1,000,000,000).

During the three months ended November 30, 2012, the Company converted debt and derecognized derivative liabilities totaling $414,721 into 2,234,712 shares of restricted Class A Common Stock.

During the three months ended November 30, 2012, the Company issued 36,250,000 non-refundable shares of restricted Class A Common Stock in partial satisfaction of costs associated with the King Solomon mining lease renewal and in partial satisfaction of the acquisition of the Silver Wing and Champion properties.  The Company also issued 6,397,300 shares of restricted Class A Common Stock in satisfaction of costs associated with the Brooklyn work commitment.

As of November 30, 2012, the Company is authorized to grant up to 43,695,160  shares under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), and 2008 Non-qualified Consultants and Advisors Stock Compensation Plan of which 5,885,131 have been issued as of November 30, 2012.  During the three months ended November 30, 2012, 3,082,220 shares of Class A Common Stock valued at $0.102 to $0.46 per share (the quoted market prices at the dates of the respective stock grants), were issued to employees and consultants for services rendered, which resulted in $232,560 being recorded as expense, $80,493 recorded as a reduction in accounts payable and $125,400 as a reduction in accrued liabilities.

On November 16, 2012, the Company filed amendments to its two stock compensation plans.  The amendments provided for an additional 20,000,000 Class A common stock shares to be available for issuance under the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan and the 2008 Stock Compensation Plan.

Common Stock Transactions Subsequent to November 30, 2012

Subsequent to November 30, 2012, the Company issued 12,167,300  shares of its Class A Common Stock to employees, directors, consultants, and advisors for services from general authorized capital and under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), and 2008 Non-qualified Consultants and Advisors Stock Compensation Plan valued at $526,226.  The Company issued 7,387,717 shares of restricted Class A Common Stock pursuant to the conversion of debt with value totaling $199,295.

On December 13, 2012, the Company issued two convertible notes for $62,500 and $22,500 respectively under a funding arrangement with a lower Manhattan based Investor Group.  The notes bear interest at 12% per annum.  The $62,500 note, whose proceeds were used to reduce the mill mortgage, matures immediately and is convertible into shares of Class A stock.  The $22,500 note matures on August 4, 2013.  Both notes are convertible at any time from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 45% of the lowest volume-weighted average closing prices of the Company’s Class A common stock for the five trading days immediately prior to the date a conversion notice is received by the Company.

10.           Litigation

The Company is involved in the following legal proceeding:

San Juan Properties and Hennis Proceedings

On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement, and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 10,300 shares of Class A Common Stock held by Mr. Hennis.  On May 12, 2009, a counter-claim with jury demand was filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest.

Hennis filed a Motion for Summary Judgment on October 16, 2009.  On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707.  On September 22, 2010, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2012.  On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which was accrued as of August 31, 2011 and 2012.  However, in April 2012, the Court of Appeals remanded the award of attorney’s fees and therefore the accrual has been reduced by $58,989.

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

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three months ended November 30, 2012, as well as our future results. It consists of the following subsections:

●
“Results and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2013;

●	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

●	“Results of Operations and Comparison”,” which sets forth an analysis of the operating results for the last three months;

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

This item should be read in conjunction with our financial statements and the notes thereto included in this report.

Results and Plan of Operation

Plan of Operation

Our plan of operation for fiscal 2013 is to: 1) complete all necessary permitting requirements, 2) bring the Mill into operation, 3) complete the acquisition transactions for the Silver Wing and Champion mines, 4) continue seeking funding for our operations and mining exploration program, and 5) commence milling of ore.

The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three months ended November 30, 2012 and compares those results to the three months ended November 30, 2011.

During the first quarter of fiscal year 2013, we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

During the first quarter of fiscal year 2013, we focused primarily on re-activation of the Pride of the West Mill, working towards satisfying the remaining conditions for full permit approval, securing agreements for “custom” or “toll” milling, and acquiring new properties to explore and develop.  Additionally, with the pending acquisitions of the Silver Wing and Champion Mines, a new funding presentation has been created to penetrate the difficult financing arena.

Operations at the Pride of the West Mill:

During the quarter ended November 30, 2012, we began very specific analysis to satisfy conditions that were imposed on full permit approval by the DRMS.  The core of the permit consists of nine Environmental Protection Faculties (“EPFs”), which are: 1) Mill Building, 2) Ore Stockpile Area, 3) Laboratory Facility, 4) Leach Plant Building, 5) Flood Protection Dike, 6) Plant Waste Water Disposal, 7) Groundwater intercept Drain, 8) Upland Stormwater Intercept Ditch, 9) Mill Tailings Repository.

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

Operations at the Silver Wing Mine:

On October 31, 2012, the Company entered into a contract for purchase of the Silver Wing Mine from Jo Grant Mining Company, Inc..  The terms of the contract provide that the Company:

1.           Issue to Jo Grant Mining Company, Inc. (“Jo Grant”), 12,000,000 four-year restricted shares of Class A Common Stock on or before March 6, 2013, which was extended from January 6, 2013. These shares were issued in November 2012.

2.           Pay off Jo Grant’s existing note in favor of a Colorado bank, dated March, 6, 2008, assigned to Jo Grant on October 17, 2012, having a present balance of approximately $60,353, as of October 31, 2012 on or before March 6, 2013 which was extended from January 6, 2013.

3.           To pay to Jo Grant a sum of $50,000, no later than March 6, 2013, which was extended from January 6, 2013. This note is collateralized by the Silver Wing Mine.

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

As of the date of this report, we are in the process of constructing the necessary permit application materials so the work may commence.  Furthermore, the Company has prepared a preliminary technical report using NI 43-101 guidelines report for the Silver Wing to be used in fund raising activities.

Operations at the Champion Mine:

On November 2, 2012, the Company entered into a contract for purchase of the Champion Mine.  The terms of the contract provide that the Company:

1.	Issue to Jo Grant 24,000,000 four-year restricted shares of Class A Common Stock on or before March 6, 2013, which was extended from January 6, 2013. These shares were issued in November 2012.

2.
Pay $3,000,000 to Jo Grant, only for the purpose of consummating the contract to buy and sell real estate (Land), between Jo Grant Mining, Inc. (as the Buyer), and a Texas limited liability company, (as the Seller), dated October 9, 2012, no later than March 6, 2013, which was extended from January 6, 2013. The contract to buy and sell real estate (land) is for the purchase of the Champion Mine.

3.	To pay to Jo Grant a sum of $50,000, no later than March 6, 2013, which was extended from January 6, 2013.

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

The Company has prepared a preliminary technical report using NI 43-101 guidelines report for the Champion Mine to be used in fund raising activities.

The stock issued for both the Silver Wing and Champion Mines is non-refundable and represents one component of a contemplated comprehensive funding transaction.

Operations at the Brooklyn Mine:

The Lease with an Option to Purchase for the Brooklyn was terminated on September 6, 2012.  After extensive analysis of potential acid mine drainage problems, we decided not to seek to renew the lease.  Pursuant to the lease, work commitment expenses not spent on the properties were due to the lessors in cash or cash equivalents, including additional shares of Company stock.  Failing to negotiate the anticipated lease renewal, we issued 6,397,300 shares of restricted Class A Common Stock, valued at $660,834 on the date of issue.

Operations at the King Solomon Mine:

We completed our 2011 exploration program on the King Solomon Mine during first the quarter of fiscal 2012.

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

We are in the process of constructing an NI 43-101 compliant report to confirm and verify the value of these assets.

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

We have a working capital deficit of $2,326,318 at November 30, 2012, have incurred a net loss of $1,502,687 for the three months ended November 30, 2012, and have incurred a deficit accumulated during the exploration stage of $25,006,511 for the period from February 11, 2004 (inception) through November 30, 2012.  Accordingly, we have not generated cash flows from operations and primarily rely upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations.

We currently have minimal cash on hand.  Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services.  Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations.  Our significant capital requirements for the foreseeable future are payment of $470,194 on a promissory note and accrued interest, which is collateralized by the Mill (due June 1, 2013), payment on notes payable to related parties including accrued interest totaling $343,000, re-activation expenses for the Mill, and our corporate overhead expenses.  Additionally, we must raise and pay approximately $3,160,000 to consummate fully the acquisition of the Silver Wing and Champion Mines.

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

We are dependent upon the DRMS and State of Colorado Mined Land Reclamation Board (“MLRB”), fully approving an amendment to the existing reclamation permit for the Mill.  Full approval of the amendment would cure the current cease and desist order, which was issued in 2005, and allow the Mill to become operational. The permit amendment process is lengthy and complex. We submitted an amendment to our existing reclamation permit on January 27, 2012 and the DRMS approved the amendment with conditions on August 9, 2012. We are now preparing material that will satisfy the remaining conditions of the approval.

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

Effective September 12, 2012, every 5,000 shares of Class A common stock of CGFIA were automatically combined into one share of Class A common stock. The reverse split reduced the number of shares of outstanding Class A common stock from approximately 28.2 billion pre-split to approximately 5.7 million post-split at August 31, 2012.  The number of authorized shares of Class A common stock was reduced from 35 billion to 7 million.  Proportional adjustments were made to our convertible notes and equity compensation plans.  All fractional shares were rounded up to the nearest whole number.  The reverse split will did not negatively affect any of the rights that accrue to holders of CGFIA common stock or common stock equivalents.  The reverse split was not a taxable event to existing stockholders.  All references to Class A common stock in this document have been adjusted to reflect the post-split amounts.

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

The increase to the authorized capital was made, in part, to provide us with more flexibility and opportunities to conduct equity financings, acquisitions, satisfy the reserved but unissued requirements of convertible debt financings, option agreements, and warrant reserves in connection with potential financings.  Having such additional authorized shares of capital stock available for issuance in the future should give us greater flexibility and may allow such shares to be issued without the expense and delay of a special shareholders’ meeting or obtaining written consents. Although such issuance of additional shares with respect to future financings and acquisitions would dilute existing shareholders, management believes that such transactions would increase the total value of the Company to its shareholders. The increase in authorized Class A Common Stock will not have any immediate effect on the rights of existing shareholders.

Results of Operations

Three Months Ended November 30, 2012 compared to the Three Months Ended November 30, 2011

For the three months ended November 30, 2012, we incurred a net loss of approximately $1,503,000 compared to a net loss of approximately $971,000 for the three months ended November 30, 2011 a 55% increase of $532,000.

Mineral property and exploration costs were $782,000 and $187,000 for the three months ended November 30, 2012 and 2011, respectively. The increase of $595,000 was due to unforeseen expenses associated with the termination of the Brooklyn mining lease.

Professional fees decreased $78,000 from $119,000 for the three months ended November 30, 2011 to $41,000 for the three month ended November 30, 2012. The decrease was due to reduced legal expenses related to the Mill permit and Hennis lawsuit.  (See “Legal Proceedings”.)

General and administrative costs were approximately $419,000 and $287,000 for the three months ended November 30, 2012 and 2011, respectively, a 46% increase of $132,000.  The increase was primarily due to the specific reasons presented below.

Consulting expenses were $233,000 and $131,000 for the three months ended November 30, 2012 and 2011, respectively, an increase of $102,000. The increase was due to increased use of outside services for corporate communications, economic imaging, arising from activities related to permit approval in August, 2012.

Salaries were $116,000 and $111,000 for the three months ended November 30, 2012 and 2011, respectively.  Salaries are generally either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3.  Amounts owed pursuant to our executive employment agreements have been fully accrued as of November 30, 2012.

Filing fees and transfer agent fees were $13,000 and $5,000 for the three months ended November 30, 2012 and November 30, 2011, respectively. The $8,000 increase was due to filing and transfer agent fees associated with the reverse split, which was effective September 12, 2012.

Interest expense was $35,000 and $53,000 for the three months ended November 30, 2012 and 2011, respectively. The decrease of $18,000 is primarily related to the required accounting treatment of convertible debt derivative liabilities and the amortization of debt discounts, and lower total outstanding debt balances.

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

Recent Accounting Pronouncements

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the interim period ended November 30, 2012 for the Company). The adoption of ASU 2011-05 did not have a material impact on its results of operations, financial condition, or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of November 30, 2012.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of November 30, 2012 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2012.

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

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is involved in the following legal proceeding:

San Juan Properties and Hennis Proceedings

On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement, and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 10,300 shares of Class A Common Stock held by Hennis.  On May 12, 2009, a counter-claim with jury demand was filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest.

Hennis filed a Motion for Summary Judgment on October 16, 2009.  On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707. On September 22, 2010, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2011 and 2012. On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of August 31, 2011 and 2012.  However, in April 2012, the Court of Appeals remanded the award of attorney’s fees and therefore the accrual has been reduced by $58,989.

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

ITEM 1A.   RISK FACTORS.

A description of some of the risk factors associated with our business is set forth below.  This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.  The risks and uncertainties described below are not the only ones facing us.  Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

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

The Market Price for Our Common Stock Will Likely Be Volatile and May Change Dramatically At Any Time

The market price of our common stock, like that of the securities of other early-stage companies, may be highly volatile.  Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects.  In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

●	intentional manipulation of our stock price by existing or future stockholders;

●	short selling activity by certain investors, including any failures to timely settle short sale transactions;

●	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;

●	the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;

●	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;

●	developments in the businesses of companies that purchase our products; and

●	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

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

In addition to the other information provided in this Form 10-Q, you should carefully consider the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, which may be accessed at: http://www.sec.gov/Archives/edgar/data/1344394/000135448812005991/cgfia_10k.htm when evaluating our business before purchasing our common stock.  Our exploration activities are highly risky and speculative; accordingly, an investment in our common stock shares involves a high degree of risk.  You should not invest in our common stock if you cannot afford to lose your entire investment.  In considering an investment in our common shares, you should carefully consider all of the other information contained in our filings with the Securities and Exchange Commission.

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

101††
The following financial statements from Colorado Goldfields Inc.’s Quarterly Report on Form 10-Q for the three months ended November 30, 2012 as filed with the SEC on January 11, 2013, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
__________________
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

Colorado Goldfields Inc.

January 11, 2013	By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

	By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer