Form 10-Q
period 2013-02-28
COLORADO GOLDFIELDS INC.
filed 2013-04-10
CIK 1344394

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 9, 2013
Class A Common Stock, $0.001 Par Value	154,938,268
Class B Common Stock (Restricted), $0.001 Par Value	490,371,533

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	February 28,	August 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets
Cash	$7,449	$6,093
Prepaid expenses and other	28,900	18,550
Total Current Assets	36,349	24,643

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,437,914	1,396,414
Deferred acquisition costs (Note 4)	100,000	-
Mining rights and claims (Note 4)	183,854	158,889
Restricted cash (Note 3)	515,428	515,428
Deferred financing costs	35,701	15,580
Other	4,743	4,743
Total Non-Current Assets	2,277,640	2,091,054
Total Assets	$2,313,989	$2,115,697

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$238,764	$330,519
Accrued liabilities	854,321	859,488
Convertible notes, less unamortized discount of $266,268
and $214,059 (Note 7)	73,129	141,082
Derivative liabilities (Note 8)	688,521	469,370
Promissory note payable, including accrued interest (Note 6)	115,236	25,081
Notes payable, including accrued interest - related parties (Note 5)	348,011	338,914
Mortgage notes payable, including accrued interest (Note 3)	305,801	456,900
Total Current Liabilities	2,623,783	2,621,354

Non-Current Liabilities
Promissory note payable, including accrued interest (Note 6)	-	86,207
Asset retirement obligation	515,500	515,500
Total Non-Current Liabilities	515,500	601,707
Total Liabilities	3,139,283	3,223,061

Contingencies and Commitments (Note 10)

Stockholders' Deficit (Note 9)
Class A common stock, 1,000,000,000 shares authorized, $0.001 par value;
106,550,353 and 5,647,989 issued and outstanding, respectively	106,549	5,647

Class B common stock, 500,000,000 shares authorized, $0.001 par value;
490,371,533 shares issued and outstanding, respectively	-	-

Additional paid in capital	25,512,217	22,361,563
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(26,473,310)	(23,503,824)
Total Stockholders' Deficit	(825,294)	(1,107,364)
Total Liabilities and Stockholders' Deficit	$2,313,989	$2,115,697

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Accumulated
					from February 11,
	For the Three	For the Three	For the Six	For the Six	2004 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses

Donated rent	-	-	-	-	9,750
Donated services	-	-	-	-	19,500
General and administrative	665,950	776,231	1,084,918	1,063,043	15,461,064
Mineral property and exploration costs	109,924	145,379	892,266	332,766	4,155,850
Professional fees	50,830	7,300	92,298	126,222	1,928,292

Total operating expenses	(826,704)	(928,910)	(2,069,482)	(1,522,031)	(21,574,456)

Other income (expense)
Other income	1,350	1,350	4,300	2,700	192,286
Interest income	-	-	-	-	33,781
Gain (loss) on derivative liabilities	117,962	(274,803)	216,272	(288,244)	283,775
Interest expense	(759,407)	(266,424)	(1,120,576)	(632,165)	(5,408,696)

Total other expense	(640,095)	(539,877)	(900,004)	(917,709)	(4,898,854)

Net Loss	$(1,466,799)	$(1,468,787)	$(2,969,486)	$(2,439,740)	$(26,473,310)
Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.61)	$(0.06)	$(1.16)
Weighted Average Number of Common Shares Outstanding	75,594,201	2,416,091	46,812,598	2,102,788

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended February 28, 2013	For the Six Months Ended February 29, 2012	Accumulated from February 11, 2004 (Date of Inception) to February 28, 2013

Cash Flows Used in Operating Activities:

Net loss	$(2,969,486)	$(2,439,740)	$(26,473,310)

Adjustments to reconcile net loss to net cash used in
operating activities:
Donated services and rent	-	-	29,250
Amortization of debt discount and deferred financing costs	1,064,396	566,038	4,753,875
Depreciation and amortization	2,305	10,725	150,179
(Gain) loss on derivative liabilities	(216,272)	288,244	(283,775)
Impairment of mining rights	37,535	67,917	436,146
Stock issued for services	716,590	612,397	11,187,670
Stock-based compensation - options	-	-	899,303
Accrued interest	41,488	65,223	481,433
Accretion expense on asset retirement obligation	-	23,165	191,635
Gain on sale of property, plant and equipment	-	-	(93,009)
Change in operating assets and liabilities:
Increase in restricted cash	-	-	(515,428)
Increase in prepaid expenses and other	(39,640)	(25,486)	(43,403)
Increase in accounts payable	1,019,345	255,989	3,145,706
Increase in accrued liabilities	217,618	348,462	1,803,700
Increase in other assets	-	-	(4,743)
Net cash used in operating activities	(126,121)	(227,066)	(4,334,771)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	-	-	240,632
Acquisition of property, plant and equipment	(43,805)	(3,061)	(764,602)
Net cash used in investing activities	(43,805)	(3,061)	(523,970)

Cash Flows from Financing Activities:
Advances received	-	-	405,733
Repayment of advances	-	-	(405,733)
Proceeds from notes from related parties	-	-	581,452
Repayment of advances from related party	-	-	(20,596)
Proceeds from note payable	-	24,000	124,000
Repayment of notes payable	(4,770)	(3,092)	(701,261)
Proceeds from issuance of convertible debt	225,500	230,000	2,071,477
Loan acquisition costs	(49,448)	(26,900)	(247,946)
Proceeds from exercise of warrants	-	-	570
Net proceeds from issuance of common stock	-	-	3,058,494
Net cash provided by financing activities	171,282	224,008	4,866,190

Increase (decrease) in cash	1,356	(6,119)	7,449

Cash - Beginning of Period	6,093	11,838	-

Cash - End of Period	$7,449	$5,719	$7,449

Supplemental Disclosures:
Interest paid	$1,980	$2,027	$100,406
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Exchange of accounts payable and accrued liabilities for debt	$-	$80,000	$246,036
Issuance of common stock to satisfy accounts payable	$450,266	$266,219	$2,073,340
Issuance of common stock to satisfy accrued liabilities	$226,343	$-	$908,903
Issuance of common stock for prepaid expenses	$-	$21,580	$550,159
Issuance of common stock for mining rights	$62,500	$-	$620,000
Issuance of common stock for Champion and Silver Wing Mines	$100,000	$-	$100,000
Issuance of common stock for work commitment	$660,834	$-	$660,834
Exchange of convertible debt for common shares	$1,078,676	$1,139,916	$5,850,158
Exchange of mortgage payable for convertible debt	$175,984	$-	$225,984
Exchange of property, plant and equipment for
accounts payable	$-	$-	$2,750
Forgiveness of related party debt and accrued interest	$-	$-	$288,361
Change in estimate of asset retirement obligation	$-	$-	$176,135

Acquisition of land and building:
Cash paid	$-	$-	$250,677
Mortgage note given to seller	-	-	650,000
Asset retirement obligation assumed	-	-	500,000
Assets acquired	$-	$-	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
From February 11, 2004 (Date of Inception) to February 28, 2013

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders'
	Common Stock		Common Stock		Paid in	Donated	Exploration	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Equity

Balances - February 11, 2004 (Date of inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	10,270	10	-	-	2,490	-	-	2,500
Donated services and rent	-	-	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	-	-	(5,898)	(5,898)

Balances - August 31, 2004	10,270	$10	-	$-	$2,490	$4,500	$(5,898)	$1,102
Issuance of common stock for cash	12,632	13	-	-	53,737	-	-	53,750
Donated services and rent	-	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	-	(35,319)	(35,319)

Balances - August 31, 2005	22,902	$23	-	$-	$56,227	$13,500	$(41,217)	$28,533
Donated services and rent	-	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	-	(36,148)	(36,148)

Balances - August 31, 2006	22,902	$23	-	$-	$56,227	$22,500	$(77,365)	$1,385
Donated services and rent	-	-	-	-	-	6,750	-	6,750
Net loss	-	-	-	-	-	-	(300,193)	(300,193)

Balances - August 31, 2007	22,902	$23	-	$-	$56,227	$29,250	$(377,558)	$(292,058)
Issuance of common stock for cash (net of offering costs of $282,231)	2,277	2	-	-	3,002,242	-	-	3,002,244
Shares issued for services	1,966	2	-	-	869,737	-	-	869,739
Stock-based compensation - options	-	-	-	-	895,209	-	-	895,209
Net loss	-	-	-	-	-	-	(3,721,021)	(3,721,021)

Balances - August 31, 2008	27,145	$27	-	$-	$4,823,415	$29,250	$(4,098,579)	$754,113
Shares issued for services	74,057	74	-	-	4,241,209	-	-	4,241,283
Issuance of common stock to satisfy accounts payable	5,878	6	-	-	370,009	-	-	370,015
Stock-based compensation - options	-	-	-	-	4,094	-	-	4,094
Stock issued to beneficial owners of Class A Common Stock	-	-	35,732,285	-	-	-	-	-
Forgiveness of related party debt and accrued interest	-	-	-	-	288,361	-	-	288,361
Net loss	-	-	-	-	-	-	(5,281,857)	(5,281,857)
Balances - August 31, 2009	107,080	$107	35,732,285	$-	$9,727,088	$29,250	$(9,380,436)	$376,009
Shares issued for services	184,241	184	-	-	1,950,576	-	-	1,950,760
Issuance of common stock to satisfy accounts payable	28,962	29	-	-	343,799	-	-	343,828
Shares issued for mining rights	25,000	25	-	-	407,475	-	-	407,500
Shares issued for convertible debt	9,375	9	-	-	107,127	-	-	107,136
Stock issued to beneficial owners of Class A Common Stock	-	-	5,012,068	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,660,418)	(3,660,418)

Balances - August 31, 2010	354,658	$354	40,744,353	$-	$12,536,065	$29,250	$(13,040,854)	$(475,185)
Shares issued for services	603,354	603	-	-	2,423,684	-	-	2,424,287
Issuance of common stock to satisfy accounts payable	116,710	117	-	-	458,907	-	-	459,024
Shares issued for convertible debt	429,433	429	-	-	2,771,073	-	-	2,771,502
Shares issued for mining rights	50,000	50	-	-	149,950	-	-	150,000
Stock issued to officers	-	-	449,623,244	-	-	-	-	-
Class B warrants exercised and shares issued	-	-	3,936	-	570	-	-	570
Net loss	-	-	-	-	-	-	(6,163,394)	(6,163,394)

Balances - August 31, 2011	1,554,155	$1,553	490,371,533	$-	$18,340,249	$29,250	$(19,204,248)	$(833,196)
Shares issued for services	1,118,227	1,118	-	-	998,679	-	-	999,797
Issuance of common stock to satisfy accounts payable	513,050	513	-	-	449,694	-	-	450,207
Issuance of common stock to satisfy accrued liabilities	632,560	633	-	-	681,927	-	-	682,560
Shares issued for convertible debt	1,829,997	1,830	-	-	1,891,014	-	-	1,892,844
Net loss	-	-	-	-	-	-	(4,299,576)	(4,299,576)

Balances - August 31, 2012	5,647,989	$5,647	490,371,533	$-	$22,361,563	$29,250	$(23,503,824)	$(1,107,364)
Shares issued to round fractional shares due to stock split	224	-	-	-	-	-	-	-
Shares issued for services	16,298,500	16,298	-	-	671,002	-	-	687,300
Shares issued for mining rights	250,000	250	-	-	62,250	-	-	62,500
Shares issued for Champion and Silver Wing Mines	36,000,000	36,000	-	-	64,000	-	-	100,000
Issuance of common stock to satisfy accounts payable	5,447,668	5,448	-	-	444,818	-	-	450,266
Issuance of common stock to satisfy accrued liabilities	2,521,852	2,522	-	-	209,458	-	-	211,980
Issuance of common stock for work commitment	6,397,300	6,397	-	-	654,437	-	-	660,834
Shares issued for convertible debt	33,986,820	33,987	-	-	1,044,689	-	-	1,078,676
Net loss	-	-	-	-	-	-	(2,969,486)	(2,969,486)
Balances -February 28, 2013 (unaudited)	106,550,353	$106,549	490,371,533	$-	$25,512,217	$29,250	$(26,473,310)	$(825,294)

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Notes to the Unaudited Financial Statements

February 28, 2013

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

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in February 2004, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $2,587,434 at February 28, 2013, has incurred net losses of $1,466,799 and $2,969,486 for the three and six months ended February 28, 2013, and has incurred a deficit accumulated during the exploration stage of $26,473,310 for the period from February 11, 2004 (inception) through February 28, 2013. Accordingly, it has not generated cash flows from operations and has primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations.

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

The conditions specified by the DRMS regard the ninth EPF, which is the Mill Tailings Repository. The DRMS requested 1) additional geotechnical substrate stability analysis, 2) structure specific engineering designs for the cover of the repository, 3) analysis of the repository’s reserve capacity, 4) recalculation of financial warranty. The Company estimates that the conditions will be satisfied by the end of fiscal 2013.

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

The Company continues to explore sources of additional financing to satisfy its current operating requirements. During the fiscal year ended August 31, 2012 and through February 28, 2013, the Company entered into funding arrangements with an institutional investor (the “Delaware Partnership Investor”), under which the Delaware Partnership Investor has provided convertible debt financing to the Company of $429,000, ($52,000 during the six months ended February 28, 2013) (Note 7).

During the fiscal year ended August 31, 2012 and through February 28, 2013, the Company also entered into four funding arrangements for a total of $206,000 ($106,000 during the six months ended February 28, 2013), with a group of New York private investors in the form of convertible notes (Note 7).

During the six months ended February 28, 2013, the Company entered into funding arrangements with a New York Alternative Investment Firm, under which the investors has provided convertible debt financing to the Company of $246,484 (Note 7).

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

2.           Summary of Significant Account Policies

Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at February 28, 2013 and the results of operations and cash flows of the Company for the three and six months ended February 28, 2013 and February 29, 2012, respectively. Operating results for the three and six months ended February 28, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2012.

Basic and Diluted Net Loss per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period. During the year ended August 31, 2011, the Company issued shares of Class B Common Stock, which are not publicly-traded. The Class B Common Stock share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company. The Company has therefore not included the Class B Common Stock in determining basic EPS. Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock). In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three and six months ended February 28, 2013 and February 29, 2012, the effect of the conversion of outstanding debt and Class B common shares would have been anti-dilutive.

The following table represents the potential dilutive securities excluded from the calculation of diluted loss per share.

	February 28, 2013	February 29, 2012
Class B Common Stock	490,371,533	490,371,533
Convertible debt	106,499,247	555,176

Effective September 12, 2012, the Financial Regulatory Authority, Inc. (“FINRA”), approved a 1 for 5,000 reverse stock split. All references to Class A common stock in these financial statements have been adjusted to reflect the post-reverse split amounts.

Mining Rights and Claims

The Company has determined that its mining rights and claims meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are contractually limited by time. However, the Company has the ability to extend the leases (Note 4). For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. The Company recorded impairment charges of $15,625 and $33,959 during the three months ended February 28, 2013 and February 29, 2012, respectively. During the six months ended February 28, 2013 and February 29, 2012, the Company recorded impairment charges of $37,535 and $67,917, respectively

Fair Value Measurements

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

As of February 28, 2013, the Company had the following financial assets and liabilities that are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash	-	$515,428	-
Derivative liabilities	-	$688,521	-

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

Asset Retirement Obligation

The fair value of a liability for an asset retirement obligation is required to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. In connection with the Company’s acquisition of the Mill in June 2007, an asset retirement obligation of $500,000 was estimated and recorded. The associated asset retirement costs were capitalized as part of the carrying amount of the Mill (See Note 3). Accretion expense is recorded in each subsequent period to recognize the estimated changes in the liability resulting from the passage of time. During the three months ended February 28, 2013 and February 29, 2012, the Company recorded accretion expense of nil and $11,475, respectively. During the six months ended February 28, 2013 and February 29, 2012, the Company recorded accretion expense of nil and $23,165, respectively. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

During fiscal year 2012, the Company re-evaluated the original fair value asset retirement obligation as it relates to the Mill. Unique to this asset, the reclamation permit for the Mill requires that the cost of retirement (reclamation), be calculated by the DRMS on a continuing basis, and a financial warranty be provided to guarantee that obligation.

As of February 28, 2013, the State of Colorado Division of Reclamation, Mining, and Safety has determined that $515,130 would be required to close and reclaim the asset and the Company has placed those funds as cash held as a restricted cash deposit with the State of Colorado.

Recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the interim period ended November 30, 2012 for the Company). The adoption of ASU 2011-05 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

Interest expense in connection with the Mill mortgage for the three months ended February 28, 2013 and February 29, 2012 was $11,591 and $13,295, respectively and was $24,886 and $26,589 for the six months ended February 28, 2013 and February 29, 2012.

In connection with the acquisition of the Mill, the Company replaced a financial warranty that the seller had provided to the DRMS in the amount $318,654. During the 2011 fiscal year, the DRMS required and the Company provided an additional $196,476 of financial warranty. As of February 28, 2013, the total funds, which are held as a restricted cash deposit with the State of Colorado, related to the Mill financial warranty is $515,130.

Property, plant and equipment consist of the following as of February 28, 2013 and August 31, 2012:

	February 28, 2013	August 31, 2012
Computer equipment	$5,179	$5,179
Mine and drilling equipment	4,650	4,650
Mobile mining equipment	13,300	13,300
Land and mill	1,434,846	1,391,041
	1,457,975	1,414,170
Less accumulated depreciation	(20,061)	(17,756)
	$1,437,914	$1,396,414

Depreciation expense was $1,152 and $5,447 for the three months ended February 28, 2013 and February 29, 2012, respectively, and $2,305 and $10,725 for the six months ended February 28, 2013 and February 29, 2012, respectively. Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years. However, a significant portion of the Company’s property, plant and equipment has not yet been placed in service and accordingly is not being depreciated.

4.           Mining Rights and Claims

Silver Wing and Champion Mine

On October 31, 2012, the Company entered into a contract for purchase of the Silver Wing Mine. The terms of the contract provide that the Company:

1.
Issue to Jo Grant Mining Company, Inc. (“Jo Grant”), 12,000,000 four-year restricted shares of Class A Common Stock on or before January 6, 2013. The Company issued the 12,000,000 shares on November 1, 2012.

2.
Pay off Jo Grant’s existing note in favor of a Colorado bank, dated March, 6, 2008, assigned to Jo Grant on October 17, 2012, having a present balance of approximately $60,353, as of October 31, 2012 on or before May 6, 2013, which was extended from January 6, 2013

3.	Pay to Jo Grant a sum of $50,000, no later than May 6, 2013, which was extended from January 6, 2013. This note is collateralized by the Silver Wing Mine.

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

On November 2, 2012, the Company entered into a contract for purchase of the Champion Mine. The terms of the contract provide that the Company:

1.	Issue to Jo Grant 24,000,000 four-year restricted shares of Class A Common Stock on or before May 6, 2013. The Company issued the 24,000,000 shares on November 2, 2012.

2.
Pay $3,000,000 to Jo Grant, only for the purpose of consummating the contract to buy and sell real estate (Land), between Jo Grant Mining, Inc. (as the Buyer), and a Texas limited liability company, (as the Seller), dated October 9, 2012, no later than May 6, 2013, which was extended from January 6, 2013.

3.	Pay to Jo Grant a sum of $50,000, no later than May 6, 2013, which was extended from January 6, 2013.

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

The purchase of the Silver Wing and Champion mines from Jo Grant will not be consummated until the Company provides additional cash of approximately $3.2 million to complete the acquisition of these assets. Therefore, until this occurs, the Company does not own the mines. As of February 28, 2013, as noted above, the Company has issued 36 million shares of its Class A common stock to Jo Grant in connection with these purchase transactions. The shares issued are nonrefundable, and represent approximately 34% of the Company's total shares of Class A common stock outstanding as of February 28, 2013. In addition, these shares are restricted for four years from the dates of issuance.

The Silver Wing mine was acquired by Jo Grant on October 17, 2012 for cash consideration of approximately $20,000 and the assumption of a note payable totaling approximately $60,000. The right to acquire the Champion Mine was obtained by Jo Grant on October 9, 2012 for cash consideration of approximately $20,000, which represents a non-refundable payment made in connection with the $3 million contract to purchase the Champion Mine discussed above.

Management estimated the fair value of the 36 million restricted, non-refundable shares was approximately $100,000, based on the assets acquired. Therefore, the shares of common stock issued by the Company in November 2012 were recorded on the balance sheet as "Deferred acquisition costs" as of February 28, 2013, in the amount of $100,000.

King Solomon Mine

On September 18, 2009, the Company entered into a lease with an option to purchase the King Solomon Mine, in consideration for which the Company issued 10,000 shares of restricted Class A Common Stock valued at $17.50 per share (the quoted market price on the date the Company entered into the agreement and obtained the mining rights) totaling $175,000. The lease/option was for a period of three years. The stock was restricted from sale during the initial term of the lease. The lease/option automatically renewed and continued so long as ores, minerals, or metals are produced or sold. The lease granted the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity that benefits the leased premises and required a minimum work commitment of $50,000 to be expended by the Company for each successive three year term during the term of the lease/option. The lease also required the Company to pay the lessor a 3.5% NSR on all mineral bearing ores. In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $200,000. The Company has the sole and exclusive option to purchase all of lessor's right, title and interest in the property for a total purchase price of $1,250,000, payable in cash or other cash equivalents as mutually agreed by the lessor and the Company.

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

5.           Notes payable – related parties

As of February 28, 2013, the Company has notes payable to related parties, including accrued interest, of $93,442 and $254,569 with its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively. In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default). The funds received in exchange for the Notes have primarily been used by the Company to finance working capital requirements. On April 8, 2011, the Company secured the amounts owed to the CEO and CFO, with the Mill, and filed Second Deeds of Trust in San Juan County, Colorado. In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are now due in their entirety on December 31, 2013. None of the Notes are currently in default. During the three months ended February 28, 2013 and February 29, 2012 the Company recorded interest expense of $4,523 and $4,573, respectively, and $9,096 and $9,146 for the six months ended February 28, 2013 and February 29, 2012, respectively.

6.           Promissory notes payable

On September 12, 2011, the Company entered into a settlement agreement and mutual general release with an individual that had originally filed a breach of contract complaint against the Company in November 2009 (the “Plaintiff”) and the Company agreed to pay the Plaintiff $80,000 with interest of 8.00% per annum due in full on September 12, 2013. The Company has recorded interest expense of $1,578 and $1,596 for the three months ended February 28, 2013 and February 29, 2012, respectively, and $3,174 and $2,981 for the six months ended February 28, 2013 and February 29, 2012, respectively.

On December 22, 2011, the Company entered into a promissory note with one of its vendors in exchange for $24,000. The promissory note bears interest at 6.5% per annum and was due on June 22, 2012. In June 2012, the note was extended, and was extended again on December 30, 2012 and is now due on December 31, 2013. All other terms remain the same. If the Company fails to pay off the note on its due date, the entire principal and accrued interest will bear interest at 18% per annum. The Company recorded interest expense of $385 and $295 for the three months ended February 28, 2013 and February 29, 2012, respectively and $774 and $295 for the six months ended February 28, 2013 and February 29, 2012.

7.           Convertible notes

Delaware Partnership Investor

At September 1, 2012, the Company owed the Delaware Partnership Investor $60,536 (net of unamortized discounts of $136,465), under multiple funding arrangements. During the six months ended February 28, 2013, the Company issued one convertible note under a funding arrangement with the Delaware Partnership Investor, totaling $52,000, which bears interest at 6.25% per annum and matures on October 3, 2013. The note is convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 50% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a discount in the amount of $52,000 related to the conversion feature on the note issued during the six months ended February 28, 2013 (Note 8). During the six months ended February 28, 2013, $197,000 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). During the six months ended February 28, 2013, the Company recorded $76,702 of debt discount amortization and the carrying value of the notes was $20,123 (net of unamortized discounts of $31,877) as of February 28, 2013.

New York Private Investors

At September 1, 2012, the Company owed the New York Private Investors $69,913 (net of unamortized discount of $12,087), under multiple funding arrangements. During the six months ended February 28, 2013, the Company issued two convertible notes for $106,000 under a funding arrangement with the group of New York Private Investors. The notes bear interest at 8% per annum. The notes mature on July 29, 2013 and October 25, 2013. The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at conversion rates of 35% and 51% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $106,000 relating to the conversion features of the notes. During the six months ended February 28, 2013, $82,000 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). For the six months ended February 28, 2013, the Company recorded debt discount amortization of $42,635 and the carrying value of the notes as of February 28, 2013 was $31,076 (net of unamortized discounts of $74,924).

New York Alternative Investment Firm

During the six months ended February 28, 2013, the Company issued four convertible notes for $246,484 under funding arrangements with a New York Alternative Investment Firm. The notes bear interest at 12% per annum. Two of the notes, totaling $178,984, whose proceeds were used to reduce the mill mortgage are convertible into shares of Class A stock. One of the notes matured immediately and was converted, and one matures on February 8, 2014. The remaining two notes mature on August 4, 2013 and February 8, 2014. Both notes are convertible at any time from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 45% of the lowest volume-weighted average closing prices of the Company’s Class A common stock for the five trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $246,484 relating to the conversion features of the notes. During the six months ended February 28, 2013, $76,005 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted). For the three and six months ended February 28, 2013, the Company recorded debt discount amortization of $25,526 and the carrying value of the notes as of February 28, 2013 was $15,512 (net of unamortized discounts of $159,467).

Conversion of accounts payable

During the year ended August 31, 2011, the Company entered into an agreement with a vendor whereby the balance owed to the vendor for past services of $28,661 was exchanged for a convertible promissory note bearing interest at 6.5% per annum. The Company is required to make monthly payments under the terms of the note; however, the note holder has the right at its election to convert all or part of the outstanding principal and interest into the Company’s Class A common stock at a conversion rate of 70% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company. The Company recorded a debt discount of $27,550 relating to the conversion feature of the note. In August 2011, the Company and the vendor agreed to increase the amount of the convertible promissory note for additional past services owed totaling $2,081 and agreed to defer the initial monthly payment on the note until January 2012, while all other terms of the note were unchanged. The Company recorded a debt discount of $2,081 related to the conversion feature of the increased portion of the note. For the six months ending February 28, 2013, the Company recorded debt discount amortization of $508 and the carrying value of the note as of February 28, 2013 was $6,418 (net of unamortized discount of nil).

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

The Company uses a valuation pricing model to calculate the fair value of its derivative liabilities. Key assumptions used to apply this model were as follows:

	Six months ended February 28, 2013	Year ended August 31, 2012
Expected term	0 to 12 months	1 to 12 months
Volatility	294%-419%	186% - 570%
Risk-free interest rate	0.06 - 0.19%	0.01 - 0.20%
Dividend yield	0%	0%

The following table represents the Company’s derivative liability activity for the embedded conversion features for the three months ended February 28, 2013:

Balance at September 1, 2012	$469,370
Issuance of derivative liabilities	1,144,777
Derecognition of derivative liabilities related to conversion of convertible debt	(709,308)
Derecognition of derivative liabilities related to paydown of convertible debt	(46)
Gain on derivative liabilities	(216,272)
Balance at February 28, 2013	$688,521

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

During the six months ended February 28, 2013, the Company converted debt and derecognized derivative liabilities totaling $1,078,676 into 33,986,820 shares of restricted Class A Common Stock.

During the six months ended February 28, 2013, the Company issued 36,250,000 non-refundable shares of restricted Class A Common Stock in partial satisfaction of costs associated with the King Solomon mining lease renewal and in partial satisfaction of the acquisition of the Silver Wing and Champion properties. The Company also issued 6,397,300 shares of restricted Class A Common Stock in satisfaction of costs associated with the Brooklyn work commitment.

During the six months ended February 28, 2013, 24,268,020 shares of Class A Common Stock valued at $0.018 to $0.46 per share (the quoted market prices at the dates of the respective stock grants), were issued to employees and consultants for services rendered, which resulted in $648,560 being recorded as expense, $38,740 as prepaid expenses, $450,266 recorded as a reduction in accounts payable and $211,980 as a reduction in accrued liabilities.

On November 16, 2012, the Company filed amendments to its two stock compensation plans. The amendments provided for an additional 20,000,000 Class A common stock shares to be available for issuance under the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan and the 2008 Stock Compensation Plan. As of February 28, 2013, the Company is authorized to grant up to 43,695,160 shares under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), and 2008 Non-qualified Consultants and Advisors Stock Compensation Plan of which 22,690,931 have been issued as of February 28, 2013.

Common Stock Transactions Subsequent to February 28, 2013

Subsequent to February 28, 2013, the Company issued 13,495,385 shares of its Class A Common Stock to employees, directors, consultants, and advisors for services from general authorized capital and under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), and 2008 Non-qualified Consultants and Advisors Stock Compensation Plan valued at $80,255. The Company issued  34,892,530 shares of restricted Class A Common Stock pursuant to the conversion of debt with value totaling $179,781.

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

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three months ended February 28, 2013, as well as our future results. It consists of the following subsections:

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

The following discussion updates our plan of operation for the foreseeable future. The discussion also summarizes the results of our operations for the three and six months ended February 28, 2013 and compares those results to the three and six months ended February 29, 2012.

During the second quarter of fiscal year 2013, we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

During the second quarter of fiscal year 2013, we focused primarily on re-activation of the Pride of the West Mill, working towards satisfying the remaining conditions for full permit approval, securing agreements for “custom” or “toll” milling, and acquiring new properties to explore and develop. Additionally, with the pending acquisitions of the Silver Wing and Champion Mines, a new funding presentation has been created to penetrate the difficult financing arena.

Operations at the Pride of the West Mill:

During the quarter ended February 28, 2013, we began very specific analysis to satisfy conditions that were imposed on full permit approval by the DRMS. The core of the permit consists of nine Environmental Protection Faculties (“EPFs”), which are: 1) Mill Building, 2) Ore Stockpile Area, 3) Laboratory Facility, 4) Leach Plant Building, 5) Flood Protection Dike, 6) Plant Waste Water Disposal, 7) Groundwater intercept Drain, 8) Upland Stormwater Intercept Ditch, 9) Mill Tailings Repository.

The conditions specified by the DRMS regard the ninth EPF, the Mill Tailings Repository and simply request additional geotechnical substrate stability analysis, structure specific engineering designs for the cover of the repository, the repository’s reserve capacity, and the always on-going recalculation of financial warranty.

Management believes that these conditions will be satisfied by the end of fiscal 2013. However, operations within the approved areas have been rapidly initiated.

Operations at the Silver Wing Mine:

In January 2013, we completed a Preliminary Technical Report for the Silver Wing Project located in San Juan County, Colorado. The report was prepared in accordance with Canadian National Instrument 43-101 criteria.

The report was prepared by Mr. Lee R. Rice, who is President and CEO of Colorado Goldfields Inc. and is a Qualified Person (QP) as defined by Canadian National Instrument 43-101. Mr. Rice is a Registered Professional Engineer in the state of Colorado and is a registered member in good standing of the Society for Mining, Metallurgy, and Exploration, Inc. as well as being a member in good standing of a number of other professional technical societies.

On October 31, 2012, the Company entered into a contract for purchase of the Silver Wing Mine from Jo Grant Mining Company, Inc.. The terms of the contract provide that the Company:

1.           Issue to Jo Grant Mining Company, Inc. (“Jo Grant”), 12,000,000 four-year restricted shares of Class A Common Stock on or before May 6, 2013, which was extended from January 6, 2013. These shares were issued in November, 2012.

2.           Pay off Jo Grant’s existing note in favor of a Colorado bank, dated March, 6, 2008, assigned to Jo Grant on October 17, 2012, having a present balance of approximately $60,353, as of October 31, 2012 on or before May 6, 2013 which was extended from January 6, 2013. This note is collateralized by the Silver Wing Mine.

3.           To pay to Jo Grant a sum of $50,000, no later than May 6, 2013, which was extended from January 6, 2013.

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

Operations at the Champion Mine:

In February 2013, we completed a Preliminary Technical Report for the Champion Mine Project located in San Juan County, Colorado. The report was prepared in accordance with Canadian National Instrument 43-101 criteria.

The report was prepared by Mr. Lee R. Rice, who is President and CEO of Colorado Goldfields Inc. and is a Qualified Person (QP) as defined by Canadian National Instrument 43-101. Mr. Rice is a Registered Professional Engineer in the state of Colorado and is a registered member in good standing of the Society for Mining, Metallurgy, and Exploration, Inc. as well as being a member in good standing of a number of other professional technical societies.

On November 2, 2012, the Company entered into a contract for purchase of the Champion Mine. The terms of the contract provide that the Company:

1.	Issue to Jo Grant 24,000,000 four-year restricted shares of Class A Common Stock on or before March 6, 2013, which was extended from January 6, 2013. These shares were issued in November, 2012.

2.
Pay $3,000,000 to Jo Grant, only for the purpose of consummating the contract to buy and sell real estate (Land), between Jo Grant Mining, Inc. (as the Buyer), and a Texas limited liability company, (as the Seller), dated October 9, 2012, no later than May 6, 2013, which was extended from January 6, 2013. The contract to buy and sell real estate (Land) is for the purchase of the Champion Mine.

3.	To pay to Jo Grant a sum of $50,000, no later than May 6, 2013, which was extended from January 6, 2013.

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

We have a working capital deficit of $2,587,434 at February 28, 2013, have incurred net losses of $1,466,799 and $2,969,486 for the three and six months ended February 28, 2013, and have incurred a deficit accumulated during the exploration stage of $26,473,310 for the period from February 11, 2004 (inception) through February 28, 2013. Accordingly, we have not generated cash flows from operations and have primarily relied upon advances from stockholders, convertible promissory notes, advances from unrelated parties, and equity financing to fund its operations.

We currently have minimal cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations. Our significant capital requirements for the foreseeable future are payment of $305,801 on a promissory note and accrued interest, which is collateralized by the Mill (due June 1, 2013), payment on notes payable to related parties including accrued interest totaling $348,011, re-activation expenses for the Mill (approximately $3 million), and our corporate overhead expenses. Additionally, we must raise and pay approximately $3,160,000 to consummate fully the acquisition of the Silver Wing and Champion Mines.

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

Results of Operations

Three Months Ended February 28, 2013 compared to the Three Months Ended February 29, 2012

For the three months ended February 28, 2013, we incurred a net loss of approximately $1,467,000 compared to a net loss of approximately $1,469,000 for the three months ended February 29, 2012, an unremarkable change.

Mineral property and exploration costs were $110,000 and $145,000 for the three months ended February 28, 2013 and February 29, 2012, respectively. The decrease of $35,000 was due to less work performed on the Brooklyn Mine since the termination of the lease.

Professional fees increased $44,000 from $7,000 for the three months ended February 29, 2012 to $51,000 for the three month ended February 28, 2013. The increase was due to increased legal and accounting costs.

General and administrative costs were approximately $666,000 and $776,000 for the three months ended February 28, 2013 and February 29, 2012, respectively, a 14% decrease of $110,000. The decrease was primarily due to the specific reasons presented below.

Consulting expenses were $416,000 and $393,000 for the three months ended February 28, 2013 and February 29, 2012, respectively, an increase of $23,000. The increase was due to increased use of outside services for corporate communications, economic imaging, and payment of outside director’s fees.

Salaries were $109,000 and $133,000 for the three months ended February 28, 2013 and February 29, 2012, respectively, a decrease of $24,000. Salaries are generally either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3. Amounts owed pursuant to our executive employment agreements have been fully accrued as of February 28, 2013.

Filing fees and transfer agent fees were $9,000 and $37,000 for the three months ended February 28, 2013 and February 29, 2012, respectively. The $28,000 decrease was due to filing and transfer agent fees associated with the increase in authorized shares in 2012, which were not incurred in 2013.

Other income and expense, primarily comprising accrued interest expense and gain on derivative liabilities, was $640,000 and $540,000 for the three months ended February 28, 2013 and February 29, 2012, respectively. The increase of $100,000 is primarily related to the required accounting treatment of accrued interest, convertible debt derivative liabilities and the amortization of debt discounts.

Six months Ended February 28, 2013 compared to the Six months Ended February 29, 2012

For the six months ended February 28, 2013, we incurred a net loss of approximately $2,969,000 compared to a net loss of approximately $2,440,000 for the six months ended February 29, 2012, a 22% increase of $529,000.

Mineral property and exploration costs were $892,000 and $333,000 for the six months ended February 28, 2013 and February 29, 2012, respectively. The increase of $559,000 was due to one-time expenses associated with the termination of the Brooklyn lease.

Professional fees decreased $34,000 from $126,000 for the six months ended February 29, 2012 to $92,000 for the six months ended February 28, 2013. The decrease was due to reduced legal expenses related to the Mill permit and Hennis lawsuit. (See “Legal Proceedings.”)

General and administrative costs were approximately $1,085,000 and $1,063,000 for the six months ended February 28, 2013 and February 29, 2012, respectively, a 2% increase of $22,000. The increase was primarily due to the specific reasons presented below.

Consulting expenses were $649,000 and $524,000 for the six months ended February 28, 2013 and February 29, 2012, respectively, an increase of $125,000. The increase was due to increased use of outside services for corporate communications, economic imaging, and payment of outside director’s fees.

Salaries were $225,000 and $244,000 for the six months ended February 28, 2013 and February 29, 2012, respectively. Salaries are generally either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3. Amounts owed pursuant to our executive employment agreements have been fully accrued as of February 28, 2013.

Filing fees and transfer agent fees were $23,000 and $41,000 for the six months ended February 28, 2013 and February 29, 2012, respectively. The $18,000 decrease was due to filing and transfer agent fees associated with the increase in authorized shares in 2012, which were not incurred in 2013.

Other income and expense, primarily comprising interest expense and gain on derivative liabilities, was $900,000 and $918,000 for the six months ended February 28, 2013 and February 29, 2012, respectively. The decrease of $18,000 is primarily related to the required accounting treatment of accrued interest, convertible debt derivative liabilities and the amortization of debt discounts.

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

Recent Accounting Pronouncements

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the interim period ended February 28, 2013 for the Company). The adoption of ASU 2011-05 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of February 28, 2013 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2012.

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

ITEM1A.	RISK FACTORS.

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

101††
The following financial statements from Colorado Goldfields Inc.’s Quarterly Report on Form 10-Q for the six months ended February 28, 2013 as filed with the SEC on April 10, 2013, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows

_______________________
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

Colorado Goldfields Inc.

April 10, 2013	By:	/s/ Lee R. Rice
Lee R. Rice
Chief Executive Officer

	By:	/s/ C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer