Form 10-Q
period 2013-05-31
COLORADO GOLDFIELDS INC.
filed 2013-07-11
CIK 1344394

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 9, 2013
Class A Common Stock, $0.001 Par Value	1,141,970
Class B Common Stock (Restricted), $0.001 Par Value	490,371,533

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements.

Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	May 31,	August 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets
Cash	$11,416	$6,093
Prepaid expenses and other	16,494	18,550
Total Current Assets	27,910	24,643

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,436,761	1,396,414
Deferred acquisition costs (Note 4)	100,000	-
Mining rights and claims (Note 4)	168,229	158,889
Restricted cash (Note 3)	515,428	515,428
Deferred financing costs	46,405	15,580
Other	4,743	4,743
Total Non-Current Assets	2,271,566	2,091,054
Total Assets	$2,299,476	$2,115,697

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$199,475	$330,519
Accrued liabilities	914,899	859,488
Convertible notes, less unamortized discount of $361,477
and $214,059 (Note 7)	178,801	141,082
Derivative liabilities (Note 8)	1,172,054	469,370
Promissory note payable, including accrued interest (Note 6)	117,242	25,081
Notes payable, including accrued interest - related parties (Note 5)	352,634	338,914
Mortgage notes payable, including accrued interest (Note 3)	258,697	456,900
Total Current Liabilities	3,193,802	2,621,354

Non-Current Liabilities
Promissory note payable, including accrued interest (Note 6)	-	86,207
Asset retirement obligation	515,500	515,500
Total Non-Current Liabilities	515,500	601,707
Total Liabilities	3,709,302	3,223,061

Contingencies and Commitments (Note 10)

Stockholders' Deficit (Note 9)
Class A common stock, 1,000,000,000 shares authorized, $0.001 par value;
901,460 and 11,295 issued and outstanding, respectively	901	10

Class B common stock, 500,000,000 shares authorized, $0.001 par value;
490,371,533 shares issued and outstanding, respectively	-	-

Additional paid in capital	26,244,695	22,367,200
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(27,684,672)	(23,503,824)
Total Stockholders' Deficit	(1,409,826)	(1,107,364)
Total Liabilities and Stockholders' Deficit	$2,299,476	$2,115,697

The accompanying notes are an integral part of these financial statements.

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Accumulated from February 11, 2004 (Date of

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	May 31, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses

Donated rent	-	-	-	-	9,750
Donated services	-	-	-	-	19,500
General and administrative	285,099	377,626	1,370,017	1,440,669	15,746,163
Mineral property and exploration costs	170,669	157,085	1,062,935	489,851	4,326,519
Professional fees	31,290	59,846	123,588	186,068	1,959,582

Total operating expenses	(487,058)	(594,557)	(2,556,540)	(2,116,588)	(22,061,514)

Other income (expense)
Other income	1,350	1,350	5,650	4,050	193,636
Interest income	-	-	-	-	33,781
(Loss) gain on derivative liabilities	(19,618)	(60,769)	196,654	(349,013)	264,157
Interest expense	(706,036)	(296,582)	(1,826,612)	(928,747)	(6,114,732)

Total other expense	(724,304)	(356,001)	(1,624,308)	(1,273,710)	(5,623,158)

Net Loss	$(1,211,362)	$(950,558)	$(4,180,848)	$(3,390,298)	$(27,684,672)
Net Loss Per Common Share - Basic and Diluted	$(2.71)	$(112.41)	$(19.65)	$(601.86)
Weighted Average Number of Common Shares Outstanding	447,253	8,456	212,796	5,633

The accompanying notes are an integral part of these financial statements.

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Nine Months Ended	For the Nine Months Ended	February 11, 2004
			(Date of Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013

Cash Flows Used in Operating Activities:

Net loss	$(4,180,848)	$(3,390,298)	$(27,684,672)

Adjustments to reconcile net loss to net cash used in
operating activities:
Donated services and rent	-	-	29,250
Amortization of debt discount and deferred financing costs	1,739,582	829,637	5,429,061
Depreciation and amortization	3,458	16,258	151,332
(Gain) loss on derivative liabilities	(196,654)	349,013	(264,157)
Impairment of mining rights	53,160	101,875	451,771
Stock issued for services	931,849	846,405	11,402,929
Stock-based compensation - options	-	-	899,303
Accrued interest	91,830	97,150	531,775
Accretion expense on asset retirement obligation	-	35,065	191,635
Gain on sale of property, plant and equipment	-	-	(93,009)
Change in operating assets and liabilities:
Increase in restricted cash	-	-	(515,428)
Increase in prepaid expenses and other	(40,991)	(13,600)	(44,754)
Increase in accounts payable	1,011,939	370,089	3,138,300
Increase in accrued liabilities	242,379	432,058	1,828,461
Increase in other assets	-	-	(4,743)
Net cash used in operating activities	(344,296)	(326,348)	(4,552,946)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	-	-	240,632
Acquisition of property, plant and equipment	(43,805)	(3,061)	(764,602)
Net cash used in investing activities	(43,805)	(3,061)	(523,970)

Cash Flows from Financing Activities:
Advances received	-	-	405,733
Repayment of advances	-	-	(405,733)
Proceeds from notes from related parties	-	-	581,452
Repayment of advances from related party	-	-	(20,596)
Proceeds from note payable	-	24,000	124,000
Repayment of notes payable	(6,328)	(29,649)	(702,819)
Proceeds from issuance of convertible debt	471,500	375,000	2,317,477
Loan acquisition costs	(71,748)	(41,400)	(270,246)
Proceeds from exercise of warrants	-	-	570
Net proceeds from issuance of common stock	-	-	3,058,494
Net cash provided by financing activities	393,424	327,951	5,088,332

Increase (decrease) in cash	5,323	(1,458)	11,416

Cash - Beginning of Period	6,093	11,838	-

Cash - End of Period	$11,416	$10,380	$11,416

Supplemental Disclosures:
Interest paid	$2,874	$2,978	$101,300
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Exchange of accounts payable and accrued liabilities for debt	$-	$80,000	$246,036
Issuance of common stock to satisfy accounts payable	$482,149	$353,658	$2,105,223
Issuance of common stock to satisfy accrued liabilities	$226,343	$682,560	$908,903
Issuance of common stock for prepaid expenses	$-	$21,580	$550,159
Issuance of common stock for mining rights	$62,500	$-	$620,000
Issuance of common stock for Champion and Silver Wing Mines	$185,000	$-	$185,000
Issuance of common stock for work commitment	$660,834	$-	$660,834
Exchange of convertible debt for common shares	$1,472,121	$1,565,654	$6,243,603
Exchange of mortgage payable for convertible debt	$230,984	$-	$280,984
Exchange of property, plant and equipment for
accounts payable	$-	$-	$2,750
Forgiveness of related party debt and accrued interest	$-	$-	$288,361
Change in estimate of asset retirement obligation	$-	$-	$176,135

Acquisition of land and building:
Cash paid	$-	$-	$250,677
Mortgage note given to seller	$-	$-	650,000
Asset retirement obligation assumed	$-	$-	500,000
Assets acquired	$-	$-	$1,400,677

The accompanying notes are an integral part of these financial statements.

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
From February 11, 2004 (Date of Inception) to May 31, 2013

							Deficit
							Accumulated	Total
	Class A		Class B		Additional Paid in		During the Exploration	Stockholders' (Deficit)
	Common Stock		Common Stock			Donated
	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Equity

Balances - February 11, 2004 (Date of inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	21	-	-	-	2,500	-	-	2,500
Donated services and rent	-	-	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	-	-	(5,898)	(5,898)

Balances - August 31, 2004	21	$-	-	$-	$2,500	$4,500	$(5,898)	$1,102
Issuance of common stock for cash	25	-	-	-	53,750	-	-	53,750
Donated services and rent	-	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	-	(35,319)	(35,319)

Balances - August 31, 2005	46	$-	-	$-	$56,250	$13,500	$(41,217)	$28,533
Donated services and rent	-	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	-	(36,148)	(36,148)

Balances - August 31, 2006	46	$-	-	$-	$56,250	$22,500	$(77,365)	$1,385
Donated services and rent	-	-	-	-	-	6,750	-	6,750
Net loss	-	-	-	-	-	-	(300,193)	(300,193)

Balances - August 31, 2007	46	$-	-	$-	$56,250	$29,250	$(377,558)	$(292,058)
Issuance of common stock for cash (net of offering costs
of $282,231)	4	-	-	-	3,002,244	-	-	3,002,244
Shares issued for services	4	-	-	-	869,739	-	-	869,739
Stock-based compensation - options	-	-	-	-	895,209	-	-	895,209
Net loss	-	-	-	-	-	-	(3,721,021)	(3,721,021)

Balances - August 31, 2008	54	$-	-	$-	$4,823,442	$29,250	$(4,098,579)	$754,113
Shares issued for services	148	-	-	-	4,241,283	-	-	4,241,283
Issuance of common stock to satisfy accounts payable	12	-	-	-	370,015	-	-	370,015
Stock-based compensation - options	-	-	-	-	4,094	-	-	4,094
Stock issued to beneficial owners of Class A Common Stock	-	-	35,732,285	-	-	-	-	-
Forgiveness of related party debt and accrued interest	-	-	-	-	288,361	-	-	288,361
Net loss	-	-	-	-	-	-	(5,281,857)	(5,281,857)
Balances - August 31, 2009	214	$-	35,732,285	$-	$9,727,195	$29,250	$(9,380,436)	$376,009
Shares issued for services	368	-	-	-	1,950,760	-	-	1,950,760
Issuance of common stock to satisfy accounts payable	58	-	-	-	343,828	-	-	343,828
Shares issued for mining rights	50	-	-	-	407,500	-	-	407,500
Shares issued for convertible debt	19	-	-	-	107,136	-	-	107,136
Stock issued to beneficial owners of Class A Common Stock	-	-	5,012,068	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,660,418)	(3,660,418)

Balances - August 31, 2010	709	$-	40,744,353	$-	$12,536,419	$29,250	$(13,040,854)	$(475,185)
Shares issued for services	1,207	1	-	-	2,424,286	-	-	2,424,287
Issuance of common stock to satisfy accounts payable	233	-	-	-	459,024	-	-	459,024
Shares issued for convertible debt	859	1	-	-	2,771,501	-	-	2,771,502
Shares issued for mining rights	100	-	-	-	150,000	-	-	150,000
Stock issued to officers	-	-	449,623,244	-	-	-	-	-
Class B warrants exercised and shares issued	-	-	3,936	-	570	-	-	570
Net loss	-	-	-	-	-	-	(6,163,394)	(6,163,394)

Balances - August 31, 2011	3,108	$2	490,371,533	$-	$18,341,800	$29,250	$(19,204,248)	$(833,196)
Shares issued for services	2,236	2	-	-	999,795	-	-	999,797
Issuance of common stock to satisfy accounts payable	1,026	1	-	-	450,206	-	-	450,207
Issuance of common stock to satisfy accrued liabilities	1,265	1	-	-	682,559	-	-	682,560
Shares issued for convertible debt	3,660	4	-	-	1,892,840	-	-	1,892,844
Net loss	-	-	-	-	-	-	(4,299,576)	(4,299,576)

Balances - August 31, 2012	11,295	$10	490,371,533	$-	$22,367,200	$29,250	$(23,503,824)	$(1,107,364)
Shares issued to round fractional shares due to stock split	361	-	-	-	-	-	-	-
Shares issued for services	172,577	173	-	-	803,629	-	-	803,802
Shares issued for mining rights	500	1	-	-	62,499	-	-	62,500
Shares issued for Champion and Silver Wing Mines	172,000	172	-	-	184,828	-	-	185,000
Issuance of common stock to satisfy accounts payable	56,706	57	-	-	482,092	-	-	482,149
Issuance of common stock to satisfy accrued liabilities	5,044	5	-	-	211,975	-	-	211,980
Issuance of common stock for work commitment	12,795	13	-	-	660,821	-	-	660,834
Shares issued for convertible debt	470,182	470	-	-	1,471,651	-	-	1,472,121
Net loss	-	-	-	-	-	-	(4,180,848)	(4,180,848)
Balances -May 31, 2013 (unaudited)	901,460	$901	490,371,533	$-	$26,244,695	$29,250	$(27,684,672)	$(1,409,826)

The accompanying notes are an integral part of these financial statements.

Colorado Goldfields Inc.  (An Exploration Stage Company)
Notes to the Unaudited Financial Statements

May 31, 2013

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

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception in February 2004, the Company has not generated revenue and has incurred net losses.  The Company has a working capital deficit of $3,165,892 at May 31, 2013, has incurred net losses of $1,211,362 and $4,180,848 for the three and nine months ended May 31, 2013, and has incurred a deficit accumulated during the exploration stage of $27,684,672 for the period from February 11, 2004 (inception) through May 31, 2013.  Accordingly, it has not generated cash flows from operations and has primarily relied upon equity financing, advances from stockholders, promissory notes, and advances from unrelated parties to fund its operations.

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

The Company prepared additional material for consideration by the DRMS and the MLRB.  Management submitted a new permit amendment application (“AM-03”), to the DRMS on January 27, 2012 and April 23, 2012.  On August 9, 2012, the DRMS approved, with conditions, AM-03.

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

The Company continues to explore sources of additional financing to satisfy its current operating requirements.  During the fiscal year ended August 31, 2012 and through May 31, 2013, the Company entered into funding arrangements with an institutional investor (the “Delaware Partnership Investor”), under which the Delaware Partnership Investor has provided convertible debt financing to the Company of $580,000 ($287,000 during the nine months ended May 31, 2013) (Note 7).

During the fiscal year ended August 31, 2012 and through May 31, 2013, the Company also entered into four funding arrangements for a total of $259,000 ($159,000 during the nine months ended May 31, 2013), with a group of New York private investors in the form of convertible notes (Note 7).

During the nine months ended May 31, 2013, the Company entered into funding arrangements with a New York Alternative Investment Firm, under which the investors have provided convertible debt financing to the Company of $246,484 (Note 7).

During the nine months ended May 31, 2013, the Company entered into funding arrangements with a San Diego private investor, under which the investor has provided convertible debt financing to the Company of $25,000 (Note 7).

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

2.           Summary of Significant Account Policies

Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at May 31, 2013 and the results of operations and cash flows of the Company for the three and nine months ended May 31, 2013 and 2012, respectively.  Operating results for the three and nine months ended May 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2012.

Basic and Diluted Net Loss per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period.  During the year ended August 31, 2011, the Company issued shares of Class B Common Stock, which are not publicly-traded.  The Class B Common Stock share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company.  The Company has therefore not included the Class B Common Stock in determining basic EPS.  Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock).  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the three and nine months ended May 31, 2013 and 2012, the effect of the conversion of outstanding debt and Class B common shares would have been anti-dilutive.

The following table represents the potential dilutive securities excluded from the calculation of diluted loss per share.

	May 31, 2013	May 31, 2012
Class B Common Stock	490,371,533	490,371,533
Convertible debt	10,729,865	2,347

Effective September 12, 2012, the Financial Regulatory Authority, Inc. (“FINRA”), approved a 1 for 5,000 reverse stock split.  All references to Class A common stock in these financial statements have been adjusted to reflect the post-reverse split amounts.

Effective May 13, 2013 FINRA approved a further 1 for 500 reverse stock split.  All references to Class A common stock in these financial statements have been adjusted to reflect the post-reverse split amounts.

Mining Rights and Claims

The Company has determined that its mining rights and claims meet the definition of mineral rights, as defined by accounting standards, and are tangible assets.  As a result, the costs of mining rights are initially capitalized as tangible assets when purchased.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves.  The Company’s rights to extract minerals are contractually limited by time.  However, the Company has the ability to extend the leases (Note 4).  For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period.  The Company recorded impairment charges of approximately $15,600 and $34,000 during the three months ended May 31, 2013 and 2012, respectively.  During the nine months ended May 31, 2013 and 2012, the Company recorded impairment charges of approximately $53,200 and $101,900, respectively

Fair Value Measurements

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

As of May 31, 2013, the Company had the following financial assets and liabilities that are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash	-	$515,428	-
Derivative liabilities	-	$1,172,054	-

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

Asset Retirement Obligation

The fair value of a liability for an asset retirement obligation is required to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made.  In connection with the Company’s acquisition of the Mill in June 2007, an asset retirement obligation of $500,000 was estimated and recorded.  The associated asset retirement costs were capitalized as part of the carrying amount of the Mill (See Note 3).  Accretion expense is recorded in each subsequent period to recognize the estimated changes in the liability resulting from the passage of time.  During the three months ended May 31, 2013 and 2012, the Company recorded accretion expense of nil and $11,900, respectively.  During the nine months ended May 31, 2013 and 2012, the Company recorded accretion expense of nil and $35,065, respectively.  Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

During fiscal year 2012, the Company re-evaluated the original fair value of the asset retirement obligation as it relates to the Mill.  Unique to this asset, the reclamation permit for the Mill requires that the cost of retirement (reclamation), be calculated by the DRMS on a continuing basis, and a financial warranty be provided to guarantee that obligation.

As of May 31, 2013, the State of Colorado Division of Reclamation, Mining, and Safety has determined that $515,130 would be required to close and reclaim the asset and the Company has placed those funds as cash held as a restricted cash deposit with the State of Colorado.

3.           Property, Plant and Equipment

On June 29, 2007, the Company acquired the Mill located in Howardsville, Colorado. The cost of the Mill was $1,400,677.  In connection with the acquisition, the Company entered into a $650,000 mortgage with the seller, which is collateralized by the property and bears interest at 12% per year.  All unpaid principal was originally due June 29, 2009.  The due date on the mortgage was extended and is currently due in full on December 1, 2013.

Interest expense in connection with the Mill mortgage for the three months ended May 31, 2013 and 2012 was $7,896 and $13,441, respectively and was $32,782 and $40,030 for the nine months ended May 31, 2013 and 2012.

In connection with the acquisition of the Mill, the Company replaced a financial warranty that the seller had provided to the DRMS in the amount $318,654.  During the 2011 fiscal year, the DRMS required and the Company provided an additional $196,476 of financial warranty.  As of May 31, 2013, the total funds, which are held as a restricted cash deposit with the State of Colorado, related to the Mill financial warranty is $515,130.

Property, plant and equipment consist of the following as of May 31, 2013 and August 31, 2012:

	May 31, 2013	August 31, 2012
Computer equipment	$5,179	$5,179
Mine and drilling equipment	4,650	4,650
Mobile mining equipment	13,300	13,300
Land and mill	1,434,846	1,391,041
	1,457,975	1,414,170
Less accumulated depreciation	(21,214)	(17,756)
	$1,436,761	$1,396,414

Depreciation expense was $1,153 and $5,533 for the three months ended May 31, 2013 and 2012, respectively, and $3,458 and $16,258 for the nine months ended May 31, 2013 and 2012, respectively.  Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years.  However, a significant portion of the Company’s property, plant and equipment has not yet been placed in service and accordingly is not being depreciated.

4.           Mining Rights and Claims

Silver Wing and Champion Mine

On October 31, 2012, the Company entered into a contract for purchase of the Silver Wing Mine.  In conjunction with this contract the Company issued to Jo Grant Mining Company, Inc. (“Jo Grant”), 12,000,000 pre-split (24,000 post-split) four-year restricted shares of Class A Common Stock on November 1, 2012.

On November 2, 2012, the Company entered into a contract for purchase of the Champion Mine.  In conjunction with this contract the Company issued 24,000,000 pre-split (48,000 post-split) four-year restricted shares of Class A Common Stock on November 2, 2012.

The Silver Wing Mine purchase contract expired on May 6, 2013, unexecuted.  However, the revised and extended contract to purchase the Champion Mine provides for the execution of a toll milling contract for Silver Wing ore as described below.

The Company entered into an extension and modification for the Champion Mine purchase agreement on May 6, 2013 with Jo Grant whereby the Company issued 50,000,000 pre-split (100,000 post-split) four year restricted Class A shares, in exchange for modifications to the purchase contract dated November 2, 2013.  The modified remaining terms of the contract are as follows:

1.
Pay $3,000,000 to Jo Grant, only for the purpose of consummating the contract to buy and sell real estate (Land), between Jo Grant Mining, Inc. (as the Buyer), and a Texas limited liability company, (as the Seller), dated October 9, 2012, no later than September 3, 2013.

2.	Pay to Jo Grant a sum of $100,000, no later than September 3, 2013.

3.
Provide Jo Grant for a period of 99 years a 5% Net Smelter Royalty (“NSR”), on the Champion Mining Claims.  The payment of the NSR shall be made not more than 45 days after the close of the month during which the payment is received from the smelter or buyer on which such NSR is calculated.  Additional mineral rights were included in the modification for which Jo Grant will be provided for a period of 99 years a 5% NSR.

4.
The Company and Jo Grant will enter into a contract for milling to process and mill up to 100,000 tons of ore from the Silver Wing Mine at a cost not greater than $75.00 per ton, on or before July 31, 2013.

The Champion Mine, including the additional mineral rights added in May 2013, consists of approximately 591 acres located in the San Juan Mountains at Silverton, Colorado. The Mine is located within the rim of the Silverton Caldera complex at the southwestern extremity of the Colorado Mineral Belt.

The purchase of the Champion mine from Jo Grant will not be consummated until the Company provides additional cash of approximately $3.1 million to complete the acquisition of this asset. Therefore, until this occurs, the Company does not own the mine.  As of May 31, 2013, as noted above, the Company has issued a total of 86 million pre-split (172,000 post-split) shares of its Class A common stock to Jo Grant in connection with these purchase transactions. The shares issued are nonrefundable, and represent approximately 19% of the Company's total shares of Class A common stock outstanding as of May 31, 2013. In addition, these shares are restricted for four years from the dates of issuance.

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

Management estimated the fair value of the 36 million pre-split (72,000 post-split) 4-year restricted, non-refundable shares issued within the original purchase contracts was approximately $100,000, based on the assets acquired. Therefore, the shares of common stock issued by the Company in November 2012 were recorded on the balance sheet as “Deferred acquisition costs”.

King Solomon Mine

On September 18, 2009, the Company entered into a lease with an option to purchase the King Solomon Mine, in consideration for which the Company issued 10,000 pre-split (20 post-split) shares of restricted Class A Common Stock valued at $17.50 pre-split ($8,750 post-split) per share (the quoted market price on the date the Company entered into the agreement and obtained the mining rights) totaling $175,000.  The lease/option was for a period of three years.  The stock was restricted from sale during the initial term of the lease.  The lease/option automatically renewed and continued so long as ores, minerals, or metals are produced or sold.  The lease granted the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity that benefits the leased premises and required a minimum work commitment of $50,000 to be expended by the Company for each successive three year term during the term of the lease/option.  The lease also required the Company to pay the lessor a 3.5% NSR on all mineral bearing ores.  In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $200,000.  The Company has the sole and exclusive option to purchase all of lessor's right, title and interest in the property for a total purchase price of $1,250,000, payable in cash or other cash equivalents as mutually agreed by the lessor and the Company.

On October 11, 2012, the Company entered into an extension and renewal of mining lease with option to purchase, effective September 18, 2012, for which the Company issued 250,000 pre-split (500 post-split) shares of restricted Class A Common Stock, with an additional 25,000 pre-split (50 post-split) shares to be issued upon each yearly anniversary.  The Company recorded $62,500 as mining rights and claims based upon the share price on the date of the transaction of $0.25 pre-split ($125 post-split) per share.  The stock is restricted for two years.  The original work commitment outlined above is considered fulfilled.  All other terms and conditions of the original lease remain in effect.

Pay Day and Rage Uranium Claim Group

On June 13, 2011, the Company purchased mineral rights to 63 mining claims.  The claims are referred to as The Pay Day and Rage Uranium Claim Group and are located in San Juan County northeast of Monticello, Utah.  In consideration for the acquisition of these claims, the Company issued 50,000 pre-split (100 post-split) shares of restricted Class A Common Stock, which had a value of $150,000 on the purchase date, (based on the quoted market price on the date the Company entered into the agreement and obtained the mineral rights).  The shares were issued in two blocks of 25,000 pre-split (50 post-split) shares each and are subject to lock-up provisions for periods of one and two years respectively, during which no sales or other conveyances of the shares may be undertaken.

Brooklyn Mine

On September 30, 2009, the Company entered into a lease with an option to purchase the Brooklyn Mine,  in consideration for which the Company issued 15,000 pre-split (30 post-split) ( shares of restricted Class A Common Stock valued at $15.50 pre-split ($7,750 post-split) per share (the quoted market price on the date of the Company entered into the agreement and obtained the mining rights) totaling $232,500.  The lease/option was for a period of three years.  The stock was restricted from sale during the initial term of the lease.  The lease/option automatically renewed and continued so long as ores, minerals, or metals are produced or sold.  The lease granted the Company the exclusive right to perform exploration, mining, development, production, processing or any other activity that benefits the leased premises and required a minimum work commitment of $150,000 for the first year, $200,000 for the second year and $250,000 for the third year to be expended by the Company.  The lease also required the Company to pay the lessor a 5% NSR on all mineral bearing ores.  In addition, before royalties are computed, 5% of the value of NSR on all materials produced and sold from the mining property must be deducted for the purpose of a contingency reclamation reserve fund for paying potential reclamation costs, up to $500,000.  The Company had the sole and exclusive option to purchase all of lessor's right, title and interest in the property for a total purchase price of $4,000,000, plus a perpetual 2% NSR.  This amount was to be paid in cash or other cash equivalents as mutually agreed by the Company and the lessor.

The lease with an option to purchase for the Brooklyn Mine was terminated on September 6, 2012.  After extensive analysis of potential acid mine drainage problems, the Company decided not to seek to renew the lease.  Pursuant to the lease, work commitment expenses not spent on the properties were due to the lessors in cash or cash equivalents, including additional shares of Company stock.  Failing to negotiate the anticipated lease renewal, on November 1, 2012 the Company issued 6,397,300 pre-split (12,795 post-split) shares of restricted Class A Common Stock, valued at $660,834 on the date of issue to satisfy all terms of the lease.

5.           Notes payable – related parties

As of May 31, 2013, the Company has notes payable to related parties, including accrued interest, of $94,630 and $258,004 with its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively.  In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default).  The funds received in exchange for the Notes have primarily been used by the Company to finance working capital requirements.  On April 8, 2011, the Company secured the amounts owed to the CEO and CFO, with the Mill, and filed Second Deeds of Trust in San Juan County, Colorado.  In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are now due in their entirety on December 31, 2013.  None of the Notes are currently in default.  During each of the three months ended May 31, 2013 and 2012 the Company recorded interest expense of $4,623, and $13,719 and $13,770 for the nine months ended May 31, 2013 and 2012, respectively.

6.           Promissory notes payable

On September 12, 2011, the Company entered into a settlement agreement and mutual general release with an individual that had originally filed a breach of contract complaint against the Company in November 2009 (the “Plaintiff”) and the Company agreed to pay the Plaintiff $80,000 with interest of 8.00% per annum due in full on September 12, 2013.  The Company has recorded interest expense of $1,613 for each of the three months ended May 31, 2013 and 2012, and $4,787 and $4,594 for the nine months ended May 31, 2013 and 2012, respectively.

On December 22, 2011, the Company entered into a promissory note with one of its vendors in exchange for $24,000.  The promissory note bears interest at 6.5% per annum and was due on June 22, 2012.  In June 2012, the note was extended, and was extended again on December 30, 2012 and is now due on December 31, 2013.  All other terms remain the same.  If the Company fails to pay off the note on its due date, the entire principal and accrued interest will bear interest at 18% per annum.  The Company recorded interest expense of $393 for each of the three months ended May 31, 2013 and 2012, and $1,167 and $688 for the nine months ended May 31, 2013 and 2012, respectively.

7.           Convertible notes

Delaware Partnership Investor

At September 1, 2012, the Company owed the Delaware Partnership Investor $60,536 (net of unamortized discounts of $136,465), under multiple funding arrangements.  During the nine months ended May 31, 2013, the Company issued four convertible notes under funding arrangements with the Delaware Partnership Investor, totaling $287,000 which bear interest at 6.25% to 10% per annum and have maturities from October 3, 2013 through March 21, 2014.  Proceeds from two of the notes, totaling $55,000 were used to reduce the mill mortgage.  The notes are convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at a conversion rates at 40% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company.  The Company recorded discounts in the amount of $287,000 related to the conversion feature on the notes issued during the nine months ended May 31, 2013 (Note 8).  During the nine months ended May 31, 2013, $267,151 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  During the nine months ended May 31, 2013, the Company recorded $117,220 of debt discount amortization and the carrying value of the notes was $48,163 (net of unamortized discounts of $168,687) as of May 31, 2013.

New York Private Investors

At September 1, 2012, the Company owed the New York Private Investors $69,913 (net of unamortized discount of $12,087), under multiple funding arrangements.  During the nine months ended May 31, 2013, the Company issued three convertible notes for $159,000 under a funding arrangement with the group of New York Private Investors.  The notes bear interest at 8% per annum.  The notes mature on July 29, 2013, October 25, 2013 and January 16, 2014.  The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at conversion rates of 35%, 45% and 51% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company.  The Company recorded a debt discount of $159,000 relating to the conversion features of the notes.  During the nine months ended May 31, 2013, $83,000 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  For the nine months ended May 31, 2013, the Company recorded debt discount amortization of $87,017 and the carrying value of the notes as of May 31, 2013 was $74,709 (net of unamortized discounts of $83,290).

New York Alternative Investment Firm

During the nine months ended May 31, 2013, the Company issued four convertible notes for $246,484 under funding arrangements with a New York Alternative Investment Firm.  The notes bear interest at 12% per annum.  Two of the notes, totaling $178,984, whose proceeds were used to reduce the mill mortgage, are convertible into shares of Class A stock.  One of the notes matured immediately, and one matures on February 8, 2014.  The remaining two notes mature on August 4, 2013 and February 8, 2014.  Both notes are convertible at any time from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 45% of the lowest volume-weighted average closing prices of the Company’s Class A common stock for the five trading days immediately prior to the date a conversion notice is received by the Company.  The Company recorded a debt discount of $246,484 relating to the conversion features of the notes.  During the nine months ended May 31, 2013, $106,055 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  For the nine months ended May 31, 2013, the Company recorded debt discount amortization of $66,422 and the carrying value of the notes as of May 31, 2013 was $52,436 (net of unamortized discounts of $87,993).

San Diego Private Investor

During the nine months ended May 31, 2013, the Company issued a convertible note for $25,000 under a funding arrangement with a San Diego Private Investor.  The note is interest free for the first three months, then bears interest at 12% per annum.  The note matures on April 10, 2014 and is convertible at any time from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of the lesser of $0.0025 pre-split ($1.25 post-split) or 60% of the lowest closing price of the Company’s Class A common stock for 25 trading days immediately prior to the date a conversion notice is received by the Company.  The Company recorded a debt discount of $25,000 relating to the conversion features of the note.  During the nine months ended May 31, 2013, no portion of the convertible note was converted into Class A common stock.  For the nine months ended May 31, 2013, the Company recorded debt discount amortization of $3,493 and the carrying value of the note as of May 31, 2013 was $3,493 (net of unamortized discounts of $21,507).

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

The Company uses a valuation pricing model to calculate the fair value of its derivative liabilities.  Key assumptions used to apply this model were as follows:

	Nine months ended	Year ended
	May 31, 2013	August 31, 2012
Expected term	0 to 12 months	1 to 12 months
Volatility	294%-595%	186% - 570%
Risk-free interest rate	0.04 - 0.19%	0.01 - 0.20%
Dividend yield	0%	0%

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended May 31, 2013:

Balance at September 1, 2012	$469,370
Issuance of derivative liabilities	1,900,936
Derecognition of derivative liabilities related to conversion of convertible debt	(1,001,552)
Derecognition of derivative liabilities related to paydown of convertible debt	(46)
Gain on derivative liabilities	(196,654)
Balance at May 31, 2013	$1,172,054

9.           Stockholders’ Deficit

Class A Common Stock

On October 22, 2012, the Company amended its Articles of Incorporation in part to establish and fix the total number of post-split authorized shares of Class A Common Stock, par value $0.001 per share, that the Company is authorized to issue, at one billion (1,000,000,000).

As a result of the rounding provision of the reverse stock split effective May 13, 2013, which stated that fractional shares always be rounded up to the nearest whole share, 361 new Class A shares were issued on May 13, 2013.

During the nine months ended May 31, 2013, the Company converted debt and derecognized derivative liabilities totaling $1,471,651 into 470,182 shares of restricted Class A Common Stock.

During the nine months ended May 31, 2013, the Company issued 86,250,000 pre-split (172,500 post-split) non-refundable shares of restricted Class A Common Stock in partial satisfaction of costs associated with the King Solomon mining lease renewal and in partial satisfaction of the acquisition of the Silver Wing and Champion properties.  The Company also issued 6,397,300 pre-split (12,795 post-split) shares of restricted Class A Common Stock in satisfaction of costs associated with the Brooklyn work commitment.

During the nine months ended May 31, 2013, 234,327 post-split shares of Class A Common Stock (valued the quoted market prices at the dates of the respective stock grants), were issued to employees and consultants for services rendered, which resulted in $765,062 being recorded as expense, $38,740 as prepaid expenses, $482,149 as a reduction in accounts payable, and $211,980 as a reduction in accrued liabilities.

On April 18, 2013 the Company filed amendments to its two stock compensation plans.  The amendments provided for an additional 50,000,000 pre-split (100,000 post-split), Class A common stock shares to be available for issuance under each of the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan and the 2008 Stock Compensation Plan.  As of May 31, 2013, the Company is authorized to grant up to 287,390 post-split (143,695,160 pre-split), shares under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), and 2008 Non-qualified Consultants and Advisors Stock Compensation Plan of which 231,173 post-split (115,586,385 pre-split), have been issued as of May 31, 2013.

Common Stock Transactions Subsequent to May 31, 2013

Subsequent to May 31, 2013, the Company issued 53,000 post-split (26,500,000 pre-split), shares of its Class A Common Stock valued at $5,830 to employees, directors, consultants, and advisors under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), and the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan.  The Company also issued 187,510 post-split (93,755,000 pre-split) shares of Class A Common Stock pursuant to the conversion of debt totaling $18,091.

On June 19, 2013, the Company filed a revised DEF 14C with the SEC amending its Articles of Incorporation in part to establish and fix the total number of post-split authorized shares of Class A Common Stock, par value $0.001 per share, that the Company is authorized to issue, at one billion (1,000,000,000).  The Amendment became effective on July 9, 2013.

10.           Litigation

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

On August 31, 2012, The Company filed a Petition of Certiorari with the Colorado Supreme Court.  On May 23, 2013, the Supreme Court denied the Company’s Petition of Certiorari.  The judgment ($345,603) is affirmed, the order awarding plaintiffs their trial attorney fees ($58,989) and costs is vacated, and the case is remanded for further proceedings.

On June 5, 2013, Hennis filed a motion to release funds of approximately $85,300, from the San Juan County court registry.  These funds were placed into the court registry as a result of a garnishment order on April 18, 2011.

The Company expects no further actions in this litigation.

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

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the three and nine months ended May 31, 2013, as well as our future results. It consists of the following subsections:

●
“Results and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2013;

●	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

●	“Results of Operations and Comparison”,” which sets forth an analysis of the operating results for the three and nine months ended May 31, 2013;

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

Results and Plan of Operation

Plan of Operation

Our plan of operation for fiscal 2013 is to: 1) complete all necessary permitting requirements, 2) bring the Mill into operation, 3) complete the acquisition transactions relating to the Silver Wing and Champion mines, 4) continue seeking funding for our operations and mining exploration program, and 5) commence milling of ore.

The following discussion updates our plan of operation for the foreseeable future.  The discussion also summarizes the results of our operations for the three and nine months ended May 31, 2013 and compares those results to the three and nine months ended May 31, 2012.

During the third quarter of fiscal year 2013, we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

During the third quarter of fiscal year 2013, we focused primarily on re-activation of the Pride of the West Mill, working towards satisfying the remaining conditions for full permit approval, securing agreements for “custom” or “toll” milling, and acquiring new properties to explore and develop.  Additionally, with the pending acquisition of the Champion Mine, a new funding presentation has been created to penetrate the difficult financing arena.

Operations at the Pride of the West Mill:

During the quarter ended May 31, 2013, we continued the very specific analysis to satisfy conditions that were imposed on full permit approval by the DRMS.  The core of the permit consists of nine Environmental Protection Faculties (“EPFs”), which are: 1) Mill Building, 2) Ore Stockpile Area, 3) Laboratory Facility, 4) Leach Plant Building, 5) Flood Protection Dike, 6) Plant Waste Water Disposal, 7) Groundwater intercept Drain, 8) Upland Stormwater Intercept Ditch, 9) Mill Tailings Repository.

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

Operations at the Champion Mine:

In February 2013, we completed a Preliminary Technical Report for the Champion Mine Project located in San Juan County, Colorado.  The report was prepared in accordance with Canadian National Instrument 43-101 criteria.  The NI 43-101 instrument is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada.  The purpose of the National Instrument 43-101 is to ensure that misleading, erroneous or fraudulent information relating to mineral properties is not published and promoted to investors on the stock exchanges overseen by the Canadian Securities Authority.  Additionally, the NI 43-101 instrument is used by many companies that report only on United States stock exchanges.

The report was prepared by Mr. Lee R. Rice, who is President and CEO of Colorado Goldfields Inc. and is a Qualified Person (QP) as defined by Canadian National Instrument 43-101.  Mr. Rice is a Registered Professional Engineer in the state of Colorado and is a member in good standing of the Society for Mining, Metallurgy, and Exploration, Inc. as well as being a member in good standing of a number of other professional technical societies.

On November 2, 2012, the Company entered into a contract for purchase of the Champion Mine.  The terms of the contract provide that the Company:

1.
Issue to Jo Grant 24,000,000 pre-split (48,000 post-split) four-year restricted shares of Class A Common Stock on or before May 6, 2013, which was extended from January 6, 2013.  These shares were issued in November, 2012.

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

On May 6, 2013, the Company entered into a modified extension contract for purchase of the Champion Mine.  The terms of the modified and extended contract provide that the Company:

1.	Issue to Jo Grant an additional 50,000,000 pre-split (100,000 post-split) four-year restricted shares of Class A Common Stock on or before May 6, 2013. These shares were issued in May, 2013.

2.
Pay $3,000,000 to Jo Grant, only for the purpose of consummating the contract to buy and sell real estate (Land), between Jo Grant Mining, Inc. (as the Buyer), and a Texas limited liability company, (as the Seller), dated October 9, 2012, no later than September 3, 2013, which was extended from May 6, 2013.  The contract to buy and sell real estate (Land) is for the purchase of the Champion Mine.

3.	To pay to Jo Grant an additional sum of $50,000, ($100,000 in total), no later than September 3, 2013, which was extended from May 6, 2013.

4.	Include an additional 238 acres and 20 additional patented claims, bringing the total to 591 acres and 70 patented claims.

5.
Provide Jo Grant for a period of 99 years a 5% Net Smelter Royalty (“NSR”), from the Champion Mining Claims as revised.  The payment of the NSR shall be made not more than 45 days after the close of the month during which the payment is received from the smelter or buyer on which such NSR is calculated.

The Champion Mine consists of approximately 591 acres located in the San Juan Mountains at Silverton, Colorado.  The mine is located within the rim of the Silverton Caldera complex at the southwestern extremity of the Colorado Mineral Belt.

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

The report was prepared by Mr. Lee R. Rice, who is President and CEO of Colorado Goldfields Inc. and is a Qualified Person (QP) as defined by Canadian National Instrument 43-101.  The NI 43-101 instrument is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada.  The purpose of the National Instrument 43-101 is to ensure that misleading, erroneous or fraudulent information relating to mineral properties is not published and promoted to investors on the stock exchanges overseen by the Canadian Securities Authority.  Additionally, the NI 43-101 instrument is used by many companies that report only on United States stock exchanges.

Mr. Rice is a Registered Professional Engineer in the state of Colorado and is a registered member in good standing of the Society for Mining, Metallurgy, and Exploration, Inc. as well as being a member in good standing of a number of other professional technical societies.

On October 31, 2012, the Company entered into a contract for purchase of the Silver Wing Mine from Jo Grant Mining Company, Inc.  The terms of the contract provide that the Company:

1.
Issue to Jo Grant Mining Company, Inc. (“Jo Grant”), 12,000,000 pre-split (24,000 post-split) four-year restricted shares of Class A Common Stock on or before May 6, 2013, which was extended from January 6, 2013.  These shares were issued in November, 2012.

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

The Silver Wing Mine purchase contract expired on May 6, 2013, unexecuted.  However, the revised and extended contract to purchase the Champion Mine provides for the execution of a toll milling contract for Silver Wing ore.

Operations at the Brooklyn Mine:

The Lease with an Option to Purchase for the Brooklyn was terminated on September 6, 2012.  After extensive analysis of potential acid mine drainage problems, we decided not to seek to renew the lease.  Pursuant to the lease, work commitment expenses not spent on the properties were due to the lessors in cash or cash equivalents, including additional shares of Company stock.  Failing to negotiate the anticipated lease renewal, we issued 6,397,300 pre-split (12,795 post-split) shares of restricted Class A Common Stock, valued at $660,834 on the date of issue.

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

We have a working capital deficit of $3,165,892 at May 31, 2013, have incurred net losses of $1,211,362 and $4,180,848 for the three and nine months ended May 31, 2013, and have incurred a deficit accumulated during the exploration stage of $27,684,672 for the period from February 11, 2004 (inception) through May 31, 2013.  Accordingly, the Company has not generated cash flows from operations and has primarily relied upon convertible debt financing, advances from stockholders, promissory notes, and advances from unrelated parties to fund its operations.

We currently have minimal cash on hand.  Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services.  Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations.  Our significant capital requirements for the foreseeable future are payment of $258,697 on a promissory note and accrued interest, which is collateralized by the Mill (due December 1, 2013), payment on notes payable to related parties including accrued interest totaling $352,634, re-activation expenses for the Mill (approximately $3 million), and our corporate overhead expenses.  Additionally, we must raise and pay approximately $3,100,000 to consummate fully the acquisition of the Champion Mines.

We are actively seeking additional equity or debt financing, and have secured four sources of funding.  However, there can be no assurance that the total funds required during the next twelve months or thereafter will be available from external sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business.  Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders.  All of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing.

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

We have effected two reverse stock splits of our Class A Common Stock.  As discussed further below, the first, a 1 for 5,000 reverse split effective September 12, 2012 and secondly, a 1 for 500 reverse split effective May 13, 2013. These actions were taken to better align the stock price with our accomplishments and operational objectives.  We believe these transactions will broaden our shareholder base, increase the appeal of the stock to investors, and help facilitate electronic transactions of our stock through Depository Trust & Clearing Corporation.  We strongly believe that this split will provide benefits to our shareholders by improving trading accessibility and liquidity, thereby enhancing long-term shareholder value.

Effective September 12, 2012, every 5,000 shares of Class A common stock of CGFIA were automatically combined into one share of Class A common stock.  The reverse split reduced the number of shares of outstanding Class A common stock from approximately 28.2 billion pre-split to approximately 5.7 million post-split at August 31, 2012.  The number of authorized shares of Class A common stock was reduced from 35 billion to 7 million.  Proportional adjustments were made to our convertible notes and equity compensation plans.  All fractional shares were rounded up to the nearest whole number.  The reverse split did not negatively affect any of the rights that accrue to holders of Class A common stock or common stock equivalents.  The reverse split was not a taxable event to existing stockholders

On October 10, 2012 pursuant to Nevada Revised Statutes (“NRS”) 78.320 we received written consents in lieu of a Meeting of Stockholders from the Officer and Director Stockholders holding 92% of the total possible votes outstanding, to establish and fix the total number of authorized shares of Class A Common Stock, par value $0.001 per share, that the Company is authorized to issue, at one billion.

Effective May 13, 2013 every 500 shares of Class A Common Stock were automatically combined into one share of Class A common stock.  As a result of this corporate action, the total number of issued and outstanding shares of Class A Stock decreased from 328,111,671 shares to 656,223 (the foregoing number divided by 500), and our authorized shares of Class A common stock were decreased concurrently from 1,000,000,000 to 2,000,000 shares.  Proportional adjustments were made to our convertible notes and equity compensation plans.  All fractional shares were rounded up to the nearest whole number.  This reverse split did not negatively affect any of the rights that accrue to holders of CGFIA common stock or common stock equivalents.  The reverse split was not a taxable event to existing stockholders.

All references to Class A common stock in this document have been adjusted to reflect the post-split amounts.

On May 13, 2013, pursuant to Nevada Revised Statutes (“NRS”) 78.320 we received written consents in lieu of a Meeting of Stockholders from the Officer and Director Stockholders holding 92% of the total possible votes outstanding, to establish and fix the total number of authorized shares of Class A Common Stock, par value $0.001 per share, that the Company is authorized to issue, at one billion.

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

Results of Operations

Three Months Ended May 31, 2013 compared to the Three Months Ended May 31, 2012

For the three months ended May 31, 2013, we incurred a net loss of approximately $1,211,000 compared to a net loss of approximately $951,000 for the three months ended May 31, 2012, an increase of $260,000.

Mineral property and exploration costs were $171,000 and $157,000 for the three months ended May 31, 2013 and May 31, 2012, respectively.  The increase of $14,000 was due to expenses associated with the contracts to purchase the Champion and Silver Wing Mines.

Professional fees decreased $29,000 from $60,000 for the three months ended May 31, 2012 to $31,000 for the three months ended May 31, 2013.  The decrease was due to reduced outside bookkeeping and legal expenses.

General and administrative costs were approximately $285,000 and $378,000 for the three months ended May 31, 2013 and May 31, 2012, respectively, a 25% decrease of $93,000.  The decrease was primarily due to the specific reasons presented below.

Consulting expenses were $117,000 and $218,000 for the three months ended May 31, 2013 and May 31, 2012, respectively, a decrease of $101,000.  The decrease was due to reduced use of outside services for corporate communications, economic imaging, and reduced payments of outside director’s fees.

Salaries were $109,000 for both the three months ended May 31, 2013 and May 31, 2012, respectively.  The majority of salaries are accrued as an unpaid liability.  However, the contractual amounts owed pursuant to our executive employment agreements have been fully accrued as of May 31, 2013.

Filing fees and transfer agent fees were $13,000 and $4,000 for the three months ended May 31, 2013 and May 31, 2012, respectively.  The $9,000 increase was due to filing and transfer agent fees associated with the reverse split of May 13, 2013.

Other expense, primarily comprising accrued interest expense and loss on derivative liabilities, was $724,000 and $356,000 for the three months ended May 31, 2013 and May 31, 2012, respectively.  The increase of $368,000 is primarily related to the required accounting treatment of accrued interest, convertible debt derivative liabilities and the amortization of debt discounts.

Nine months Ended May 31, 2013 compared to the Nine months Ended May 31, 2012

For the nine months ended May 31, 2013, we incurred a net loss of approximately $4,181,000 compared to a net loss of approximately $3,390,000 for the nine months ended May 31, 2012, a 23% increase of $791,000.

Mineral property and exploration costs were $1,063,000 and $490,000 for the nine months ended May 31, 2013 and May 31, 2012, respectively.  The increase of $573,000 was due to one-time expenses associated with the termination of the Brooklyn lease and costs associated with the planned acquisition of the Champion and Silver Wing Mines.

Professional fees decreased $62,000 from $186,000 for the nine months ended May 31, 2012 to $124,000 for the nine months ended May 31, 2013.  The decrease was due to reduced legal expenses related to the Mill permit and Hennis lawsuit and reduced outside bookkeeping costs.

General and administrative costs were approximately $1,370,000 and $1,441,000 for the nine months ended May 31, 2013 and May 31, 2012, respectively, a 5% decrease of $71,000.  The decrease was primarily due to the specific reasons presented below.

Consulting expenses were $765,000 and $742,000 for the nine months ended May 31, 2013 and May 31, 2012, respectively, an increase of $23,000.  The increase was due to increased use of outside services for corporate communications.

Salaries were $334,000 and $353,000 for the nine months ended May 31, 2013 and May 31, 2012, respectively.  The majority of salaries are accrued as an unpaid liability.  However, the contractual amounts owed pursuant to our executive employment agreements have been fully accrued as of May 31, 2013.

Filing fees and transfer agent fees were $36,000 and $45,000 for the nine months ended May 31, 2013 and May 31, 2012, respectively.  The $9,000 decrease was due to cost savings related to XBRL filing requirements.

Other expense, primarily comprising interest expense and gain/(loss) on derivative liabilities, was $1,624,000 and $1,274,000 for the nine months ended May 31, 2013 and May 31, 2012, respectively.  The increase of $350,000 is primarily related to the required accounting treatment of accrued interest, convertible debt derivative liabilities and the amortization of debt discounts.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

            As a “smaller reporting company”, we are not required to provide the information required by this Item. However, please see “Part II, Item 1A. Risk Factors” for a discussion of the risks associated with the Company.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of May 31, 2013.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of May 31, 2013 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2012.

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

On August 31, 2012, The Company filed a Petition of Certiorari with the Colorado Supreme Court.  On May 23, 2013, the Supreme Court denied the Company’s Petition of Certiorari.  The judgment ($345,603) is affirmed, the order awarding plaintiffs their trial attorney fees ($58,989) and costs is vacated, and the case is remanded for further proceedings.

On June 5, 2013, Hennis filed a motion to release funds ($85,283.94, plus accrued interest), from the court registry.  These funds were placed in the court registry as a result of a garnishment order on April 18, 2011.

We expect not further actions in this litigation.

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

3.1	Amended and Restated Bylaws filed as Exhibit 3.1 to Form 8-K dated September 4, 2008 and incorporated herein by reference.
3.2	Amendment to Articles of Incorporation as Exhibit A to Schedule DEF 14C dated November 4, 2010 and incorporated herein by reference.
3.3	Amendment to Articles of Incorporation as Exhibit A to Schedule DEF 14C dated March 9, 2011 and incorporated herein by reference.
3.4	Amendment to Articles of Incorporation as Exhibit A to Schedule DEF 14C dated January 9, 2012, and incorporated herein by reference.
3.5	Amendment to Articles of Incorporation as Exhibit A to Schedule DEF 14C dated October 23, 2012, and incorporated herein by reference.
3.6	Amendment to Articles of Incorporation as Exhibit A to Schedule DEFR 14C dated June 19, 2013, with filing date of June 20, 2013, and incorporated herein by reference.
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

10.9	Amendment to 2008 Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on February 28, 2012 and incorporated herein by reference.
10.10	Contract for Purchase of the Silver Wing Mine dated October 31, 2012 between Colorado Goldfields Inc. and Jo Grant Mining, Co., Inc. Filed as Exhibit 10.1 to Form 8-K filed on November 6, 2012.
10.11	Contract for Purchase of the Champion Mine dated November 2, 2012 between Colorado Goldfields Inc. and Jo Grant Mining, Co., Inc. Filed as Exhibit 10.2 to Form 8-K filed on November 6, 2012.
10.12	Amendment to 2008 Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on November 16, 2012, and incorporated herein by reference.
10.13	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on November 16, 2012 and incorporated herein by reference.
10.14	Amendment to 2008 Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on April 18, 2013, and incorporated herein by reference.
10.15	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on April 18, 2013, and incorporated herein by reference.
14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.
31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer.*
31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer.*
32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer.*
32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer.*
101††
The following financial statements from Colorado Goldfields Inc.’s Quarterly Report on Form 10-Q for the nine months ended May 31, 2013 as filed with the SEC on July 11, 2013, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets
(ii) the Condensed Consolidated Statement of Income
(iii) the Condensed Consolidated Statements of Cash Flows
__________
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

July 11, 2013