Form 10-K
period 2013-08-31
COLORADO GOLDFIELDS INC.
filed 2013-12-16
CIK 1344394

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

(Check one):

Large accelerated filer  ☐                                                                         Accelerated filer  ☐

Non-accelerated filer  ☐                                                                           Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Class A common stock of the registrant held by non-affiliates as of February 28, 2013 the last business day of the registrant’s most recently completed second fiscal quarter based on the closing sale price of the registrant’s Class A common stock on that date as reported on the OTC Markets OTCQB system was  $457,747.

Class	Shares Outstanding at December 12, 2013
Class A Common Stock, $0.001 Par Value	356,662,566
Class B Common Stock (Restricted), $0.001Par Value	490,371,533

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

During fiscal year 2013, we owned or held rights to own five properties.  On October 31, 2013 the contracts for purchase of the Champion and Silver Wing Mines expired unconsummated.  As of the date of this report, we are awaiting information from a potential investor, which may cause those contracts to be renegotiated.  However, the terms of the anticipated funding may not be acceptable to the owners of the Silver Wing and Champion Mines.

1.	The Pride of the West Mill, Silverton, Colorado
2.	Silver Wing Mine, San Juan County, Colorado
3.	Champion Mine, San Juan County, Colorado
4.	King Solomon Mine, San Juan County, Colorado
5.	The Pay Day and Rage Uranium Claim Group

The Pride of the West Mill (“Mill”), is located 5.3 miles northeast of Silverton, Colorado.  The Mill is located on approximately 120 acres of patented mining claims on San Juan County Road 2, within a nine air-mile radius of the Silver Wing Mine, the King Solomon Mine, and many other mine properties.  The Mill is located within the famous “San Juan Triangle” mining center of southwestern Colorado, which also includes the historic mining towns of Telluride and Ouray, and encompasses one of the most richly mineralized areas of North America.  The mill is currently not operational.  We hope to bring the Mill into operation, which is more fully described in “Item 2. Properties,” in 2013.

The Silver Wing Mine consists of ten patented mining claims across 70 acres in San Juan County, in southwestern Colorado. The mine’s poly-metallic ore contains recoverable metal values in gold, silver, lead, copper and zinc.

The Champion Mine consists of approximately 354 acres located in the San Juan Mountains at Silverton, Colorado. The Mine is located within the historically productive rim (i.e. over $700 million in gold, silver and base metals produced since 1874) of the Silverton Caldera complex at the southwestern extremity of the very prolific Colorado mineral belt.  Several major narrow (i.e. average 3 to 6 feet wide with stopes up to 9,000 feet long and vertical extent of at least 2,500 feet) vein deposits each up to 10 million tons or more have previously operated profitably in the district.

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

The conditions specified by the DRMS regard the ninth EPF, the Mill Tailings Repository and simply requested additional geotechnical substrate stability analysis, structure specific engineering designs for the cover of the repository, the repository’s reserve capacity, and the always on-going recalculation of financial warranty.  See “Item 2. Properties” for additional detail.

In November 2012, we entered into a contract to purchase the Silver Wing Mine and a contract to purchase the Champion  Mine.  These two past producing mines solidify the sources of ore to be processed by the Mill and provide the clearest most efficient path toward operating the Mill at full capacity.  However and as stated above, on October 31, 2013 the contracts for purchase of the Champion and Silver Wing Mines expired unconsummated.  As of the date of this report, we are awaiting information from a potential investor, which may cause those contracts to be renegotiated.  However, the terms of the anticipated funding may not be acceptable to the owners of the Silver Wing and Champion Mines.  On See “Item 2. Properties” for additional detail.

In the third and fourth quarter of 2010, two outside funding sources became involved with the Company.  In fiscal 2013, two additional outside short-term funding sources (New York Alternative Investment Firm and San Diego Private Investor), provided limited capital to the Company.  These four sources have provided funding to us in the form of convertible debt.  These investors continued to provide limited funding for the Company throughout fiscal 2013.  However, the funding was, and is, at their sole discretion.  See Item 8.  Notes to the Financial Statements for additional details.

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

The primary body of law that affects the Company’s operations in Colorado is the Mineral Rules And Regulations Of The Colorado Mined Land Reclamation Board For Hard Rock, Metal And Designated Mining Operations, first Promulgated May, 1977 Amended June-December, 1977; March-July, 1978; July-August, 1979; May, 1980; April, 1981; February-April, 1982; April, 1983; October, 1983; June, 1985; March, 1987; December, 1987; October, 1988; November, 1990; September, 1991; March, 1993; April, 1994; January, 1995; October, 1995; April, 1999, January, 2000; August, 2001;June 2005, August 2006, and September 2010..

And, Title 34 Mineral Resources Article 32, Colorado Mined Land Reclamation Act, of the Colorado Revised Statutes.  The complete and current rules may be retrieved from the Internet at:

http://mining.state.co.us/SiteCollectionDocuments/HardRockRulesAdoptedAug122010actcites12032010correction.pdf

The Colorado Department of Natural Resources website may be accessed at:

http://mining.state.co.us/Pages/Home.aspx

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

Employees

There were three people employed by Colorado Goldfields as of August 31, 2013:

1.	Lee R. Rice, President Chief Executive Officer, and Director
2.	C. Stephen Guyer, Chief Financial Officer and Director
3.	John Ferguson, Director of Operations

We make extensive use of consultants and advisors for specific technical projects so that the resource is most closely matched to the need.  See Item 11 Executive Compensation for additional details.

Office Facilities

Due to frequent travel, our executive staff generally offices remotely from the corporate offices in Lakewood, Colorado and we do not pay rent for the Lakewood facility.  We also have an office and housing facility at our Pride of the West Mill near Silverton, Colorado.  We believe these arrangements are and will be adequate for our needs for the foreseeable future.

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

Risks Relating to Our Company

Pending litigation may cause us to loss control of the Pride of the West Mill, and ultimately the entire Company.

On September 6, 2013, the Company was served, through its registered agent, with a Renewed Motion for Appointment of Receiver, and Verified Complaint, seeking a judicial foreclosure, declaratory judgment, and breach of fiduciary duties by Todd C. Hennis, the former president and CEO of the Company.

A hearing on the Motion to Appoint a Receiver was held on November 12 and 15, 2013.  The Motion to Appoint a Receiver was denied.  The Company has filed its answer and initial disclosures regarding the complaint regarding judicial foreclosure, declaratory judgment, breach of fiduciary duties, and awaits the court’s scheduling of a case management conference.  Please see Item 10. Litigation, for additional details.)

We have incurred losses since our inception in 2004 and may never be profitable which raises doubt about our ability to continue as a going concern.

Since our inception in 2004, we have had nominal operations and incurred operating losses.  As of August 31, 2013, our accumulated deficit since inception was approximately $29.8 million.  We have substantial current obligations and at August 31, 2013, we had approximately $3.4 million of current liabilities as compared to only approximately $64 thousand of current assets.  Since August 31, 2011, we have been able to raise only minimal additional capital, and we have minimal cash on hand.  Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our Class A common stock to our employees, consultants and advisors as payment for the goods and services.

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm's report on our audited financial statements as of and for the year ended August 31, 2013.  If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.  The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.   Please see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for further information.

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

On June 29, 2007, the Company acquired the Pride of the West Mill located in Howardsville, Colorado. The cost of the Mill was $1,400,677.  In connection with the acquisition, the Company entered into a $650,000 mortgage with the seller, which is collateralized by the property and bears interest at 12% per year.  All unpaid principal was originally due June 29, 2009.  The due date on the mortgage was extended and was due in full on December 1, 2013, and is currently in default.  We will be required to obtain debt or equity financing from external sources in order to fund payment on the mortgage.  In addition, as the Mill is currently inactive and under a cease and desist order issued by the Colorado Division of Reclamation, Mining and Safety due to operational deficiencies, we will require further funds to cure the deficiencies and bring the Mill back into active status.

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

Mining operations are subject to conditions or events beyond our control, which could have a material adverse effect on our business; we do not carry insurance.

Mining operations by their nature are subject to many operational risks and factors that are generally outside of our control and could adversely affect our business, operating results, and cash flows. These operational risks and factors include unanticipated ground and water conditions; adverse claims to water rights and shortages of water to which we have rights; adjacent land ownership that results in constraints on current or future mine operations; geological problems, including earthquakes and other natural disasters; metallurgical and other processing problems; unusual or unexpected rock formations; ground or slope failures; structural cave-ins or slides; flooding or fires; seismic activity; rock bursts; equipment failures; and periodic interruptions due to inclement or hazardous weather conditions or operating conditions and other force majeure events; lower than expected ore grades or recovery rates; accidents; delays in the receipt of or failure to receive necessary government permits; the results of litigation, including appeals of agency decisions; uncertainty of exploration and development; delays in transportation; interruption of energy supply; labor disputes; inability to obtain satisfactory insurance coverage; the availability of drilling and related equipment in the area where mining operations will be conducted; and the failure of equipment or processes to operate in accordance with specifications or expectations.

These risks could result in damage to, or destruction of, mines and other producing facilities resulting in partial or complete shutdowns, personal injury or death, environmental or other damage to our properties or the properties of others, delays in mining, monetary losses and potential legal liability. Milling operations are subject to hazards such as equipment failure or failure of tailings disposal areas that may result in environmental pollution and consequential liabilities.

We do not currently carry insurance.  In addition, although certain risks are insurable, we may be unable to obtain insurance to cover these risks at economically feasible premiums. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to us or to other companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards that may not be insured against or that we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause the Company to incur significant costs that could have a material adverse effect upon its business. Furthermore, should we be unable to fund fully the cost of remedying an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy.

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

Under our lease with an option to purchase the King Solomon Mine, we are required to expend $50,000 over three years in the form of a work commitment.  We have expended only minimal amounts toward the King Solomon work commitment.  Management estimates that re-activating the Mill and bringing the Silver Wing and Champion Mines into production will require approximately $11 million of additional funding.

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

We are responsible for the reclamation obligations related to any exploratory and mining activities located on the CGFI Mineral Properties. Since we have only begun exploration activities, we cannot estimate these costs at this time. In November 2007, the Colorado Division of Reclamation, Mining and Safety transferred the Mill permit into our name, and we delivered to the Division a reclamation bond in the amount of $318,154 and deposited an additional $196,976 in June, 2011 for a total of $515,130. We have currently estimated the total reclamation costs on the Mill at $515,130 and have recorded a liability in this amount as of August 31, 2013.  The satisfaction of current and future bonding requirements and reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further that increases to our bonding requirements or excessive actual reclamation costs will negatively affect our financial position and results of operation.

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

As part of the Lease/Options for the King Solomon Mine, the Company granted a Net Smelter Royalty (“NSR”), of 3.5%.  Should the contracts to purchase the Silver Wing and Champion Mines be renegotiated, both properties carry a 5% NSR payable to the prior owners.  In addition, historical royalties may be asserted by third-parties which are currently unknown to us.

Weather interruptions in the San Juan County, Colorado area may delay or prevent exploration on the CGFI Mineral Properties

The CGFI Mineral Properties in Colorado are located in a mountainous, high alpine region of the Colorado Rocky Mountains.  The area receives extreme winter conditions which delay or prevent exploration of the properties during the winter months.  However once in production, operations may continue year-round.

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

As a result, the settlement of physical certificated positions carry significant pass-through charges, including: execution fees, DTC fees, deposit fees, brokerage fees, and transfer agent fees.  These fees, which can vary and may be substantial, increase the cost that shareholders must bear for clearing and execution of trades.  Furthermore, pass-through charges described above may not be immediately charged to a customer account following a trade in non-DTC eligible securities, as our clearing firms may receive notice of such fees as late as three weeks following the trade.  Broker-dealers reserve the right to withhold funds in a customer account pending potential assessment of fees associated with trading in low priced or sub-penny securities.  Virtually all of our stock is held in certificate form by various individuals and broker/dealers.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely affect our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock has resulted in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, the decline in the price of our common stock has been detrimental to our liquidity and our operations because the decline has caused investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations.   a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

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

Our stock is subject to a “Global Lock” imposed by the Depository Trust and Clearing Corporation (“DTCC”).

On September 24, 2013, we were notified that DTCC would be placing a “Global Lock” on the company’s Class A stock as a result of actions by a third-party broker-dealer.  On November 11, 2013, DTCC imposed the Global Lock.  Since less than 0.02% of the Company’s Class A common stock shares were held within DTCC, Management chose to not undertake the expense of challenging the Global Lock.  Nevertheless, shares that are held in street name (CEDE & CO.), will not be able to be withdrawn from DTCC without further action.

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

The conditions specified by the DRMS regard the ninth EPF, the Mill Tailings Repository and request additional geotechnical substrate stability analysis, structure specific engineering designs for the cover of the repository, the repository’s reserve capacity, and the always on-going recalculation of financial warranty.

While we are completing the analysis necessary to satisfy the DRMS’s conditions, work began on the ore stockpile area in September 2012.

We believe that approval of the AM-03 permit amendment along with the extension of the Mill mortgage to December 1, 2013, will move the business plan forward.

Silver Wing and Champion Mine

On October 31, 2012, the Company entered into a contract for purchase of the Silver Wing Mine.  In conjunction with this contract the Company issued to Jo Grant Mining Company, Inc. (“Jo Grant”), 12,000,000 pre-split (24,000 post-split) four-year restricted shares of Class A Common Stock on November 1, 2012.

The Company entered into a modified extension to the original agreement in July 2013, whereby the Company shall payoff an existing note Jo Grant having a balance of approximately $60,400 on or before October 31, 2013 and shall pay Jo Grant $50,000 no later than October 31, 2013.

On November 2, 2012, the Company entered into a contract for purchase of the Champion Mine.  In conjunction with this contract the Company issued 24,000,000 pre-split (48,000 post-split) four-year restricted shares of Class A Common Stock on November 2, 2012.

The Company entered into an extension and modification for the Champion Mine purchase agreement on May 6, 2013 with Jo Grant whereby the Company issued 50,000,000 pre-split (100,000 post-split) four-year restricted Class A shares, the value of which was recorded as expense within mineral property and exploration costs,  in exchange for modifications to the purchase contract dated November 2, 2012.  The terms of this contract were extended further in July 2013.  The modified remaining terms of the contract are as follows:

1.
Pay $3,000,000 to Jo Grant, only for the purpose of consummating the contract to buy and sell real estate (Land), between Jo Grant Mining, Inc. (as the Buyer), and a Texas limited liability company, (as the Seller), dated October 9, 2012, no later than October 31, 2013.

2.	Pay to Jo Grant a sum of $100,000, no later than October 31, 2013.

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

4.
The Company and Jo Grant will enter into a contract for milling to process and mill up to 100,000 tons of ore from the Silver Wing Mine at a cost not greater than $75.00 per ton, on or before July 31, 2013.  The execution of this contract has been suspended pending the results of fund raising efforts.

The Champion Mine, including the additional mineral rights added in May 2013, consists of approximately 591 acres located in the San Juan Mountains at Silverton, Colorado. The Mine is located within the rim of the Silverton Caldera complex at the southwestern extremity of the Colorado Mineral Belt.

On October 31, 2013, the contracts for purchase of the Champion and Silver Wing Mines expired unconsummated.  As of the date of this report, we are awaiting information from a potential investor, which may cause those contracts to be renegotiated.  However, the terms of the anticipated funding may not be acceptable to the owners of the Silver Wing and Champion Mines.

The purchase of the Champion mine from Jo Grant will not be consummated until the Company provides additional cash of approximately $3.1 million to complete the acquisition of this asset. Therefore, until this occurs, the Company does not own the mine.  As of August 31, 2013, as noted above, the Company has issued a total of 86 million pre-split (172,000 post-split) shares of its Class A common stock to Jo Grant in connection with these purchase transactions. The shares issued are nonrefundable, and represent less than 1% of the Company's total shares of Class A common stock outstanding as of August 31, 2013. In addition, these shares are restricted for four years from the dates of issuance.

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

Management estimated the fair value of the 36 million pre-split (72,000 post-split) four-year restricted, non-refundable shares issued within the original purchase contracts was approximately $100,000, based on the assets acquired. Therefore, the shares of common stock issued by the Company in November 2012 were recorded on the balance sheet as “Deferred acquisition costs”.   Due to the expiration of the contracts, this $100,000 was expensed as mining property and exploration costs during the fourth quarter of fiscal year 2013.

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

On October 11, 2012, the Company entered into a three-year extension and renewal of mining lease with option to purchase, effective September 18, 2012, for which the Company issued 250,000 pre-split (500 post-split) shares of restricted Class A Common Stock, with an additional 25,000 pre-split (50 post-split) shares to be issued upon each yearly anniversary.  The mining lease with an option to purchase expires on September 18, 2015.  The Company recorded $62,500 as mining rights and claims based upon the share price on the date of the transaction of $0.25 pre-split ($125 post-split) per share.  The stock is restricted for two years.  The original work commitment outlined above is considered fulfilled.  All other terms and conditions of the original lease remain in effect.

Pay Day and Rage Uranium Claim Group

On June 13, 2011, the Company purchased mineral rights to 63 mining claims in the state of Utah.  The claims are referred to as The Pay Day and Rage Uranium Claim Group and are located in San Juan County northeast of Monticello, Utah.  In consideration for the acquisition of these claims, the Company issued 50,000 pre-split (100 post-split) shares of restricted Class A Common Stock, which had a value of $150,000 on the purchase date, (based on the quoted market price on the date the Company entered into the agreement and obtained the mineral rights).  The shares were issued in two blocks of 25,000 pre-split (50 post-split) shares each and are subject to lock-up provisions for periods of one and two years respectively, during which no sales or other conveyances of the shares may be undertaken.

Item 3.    Legal Proceedings

The Company is involved in the following legal proceeding:

San Juan Properties and Hennis Proceedings

On April 6, 2009, Todd C. Hennis (the former President and CEO of the Company), and entities San Juan Corp., and Salem Minerals Inc. (which are substantially owned by Mr. Hennis), served upon the Company a Complaint seeking among other things, a $100,000 payment pursuant to the option agreement, and release from his shareholder lock-up agreement and from Rule 144 trading restrictions on approximately 51,500,000 pre-split (10,300 post-split), shares of Class A Common Stock held by Hennis.  On May 12, 2009, a counter-claim with jury demand was filed against Mr. Hennis and his entities for wrongful conversion, breach of duty of loyalty, lack of good faith, breach of fiduciary duty, and significant conflicts of interest.

Hennis filed a Motion for Summary Judgment on October 16, 2009.  On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707.  On September 22, 2010, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2011 and 2012.  On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which has been accrued as of August 31, 2011 and 2012.  However, on April 5, 2012 the court of appeals remanded the award of attorneys’ fees and therefore the accrual has been reduced by $58,989.

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

Post Judgment Collection Actions by Hennis

On August 23, 2013, Hennis attempted to have a receiver appointed to take control over the Company by means of an Ex Parte Motion for the Appointment of a Receiver filed in Jefferson County, Colorado.  This motion (kept secret from the Company), was denied by the court on September 4, 2013.  The court’s order stated, “Should plaintiffs wish to pursue their Rule 66 motion, they should serve their complaint and motion upon defendant and, after service is effected, contact the court to request a forthwith hearing.”

On September 6, 2013, the Company was served, through its registered agent, with 1) Renewed Motion for Appointment of Receiver, and 2) Verified Complaint, seeking a judicial foreclosure, declaratory judgment, breach of fiduciary duties.

A hearing on the motion to appoint a receiver was held on November 12 and 15, 2013.  The motion to appoint a receiver was denied.  The Company has filed its answer and initial disclosures regarding the complaint regarding judicial foreclosure, declaratory judgment, breach of fiduciary duties, and awaits the court’s scheduling of a case management conference.

Recreation Properties, Thomas A. Warlick

 On December 5, 2013, Recreation Properties, Thomas A. Warlick, President, served upon the Company, C. Stephen Guyer, and Lee R. Rice a Complaint alleging; 1) Default Upon a Promissory Note, 2) Breach of Contract, Breach of Fiduciary Duty (Guyer and Rice), and Fraudulent Transfer Under CRS §§ 38-8-105(1)(b) & 106(1).  The Complaint seeks a judgment in favor of Recreation Properties, recovery of funds transferred to Guyer and Rice during the last four years preceding the complaint, and avoidance of the Deeds of Trust granted to Guyer and Rice.  The Company is preparing its answer to the Complaint, which is due on December 25, 2013.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On February 23, 2011, the Company's stock quotation coverage moved from the FINRA operated OTC Bulletin Board to the OTC Markets Group, Inc.’s OTCQB under the same symbol "CGFIA."  OTCQB is the middle tier of the OTC market.  OTCQB companies are fully reporting with the SEC or a U.S. banking regulator.  Our Class A common stock also continues to trade on the FINRA owned OTC Pink Sheets.  Our Class B common stock is restricted and does not trade on any market.  On September 12, 2012, the Company received approval from the Financial Industry Regulatory Authority, Inc. (“FINRA”), of a 1 for 5,000 reverse stock split.  The post-split shares are assigned the new CUSIP number of 19647Y609.  Effective May 13, 2013 FINRA approved a further 1 for 500 reverse stock split.    The post-split shares are assigned the new CUSIP number of 19647Y708.  The symbol is “CGFI.”  All references to Class A common stock and related price per share in these financial statements have been adjusted to reflect the post-reverse split amounts.  The table below sets forth the high and low sales prices for our Class A common stock for the periods indicated as reported by the NASDAQ Historical Quotation System.  Sales prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.

Year Ended	High*	Low*
31-Aug-09
First Quarter	$32,500.00	$50,000.00
Second Quarter	50,000.00	25,000.00
Third Quarter	50,000.00	14,500.00
Fourth Quarter	22,750.00	7,500.00
31-Aug-10	-	-
First Quarter	$10,750.00	$3,000.00
Second Quarter	7,750.00	3,750.00
Third Quarter	7,250.00	4,000.00
Fourth Quarter	5,250.00	2,250.00
31-Aug-11	-	-
First Quarter	$7,250.00	$1,750.00
Second Quarter	2,500.00	2,250.00
Third Quarter	2,500.00	1,500.00
Fourth Quarter	2,000.00	1,000.00
31-Aug-12	-	-
First Quarter	$1,250.00	$500.00
Second Quarter	750.00	250.00
Third Quarter	500.00	250.00
Fourth Quarter	500.00	250.00
31-Aug-13
First Quarter	$255.00	$33.50
Second Quarter	34.950	3.650
Third Quarter	4.000	0.065
Fourth Quarter	0.325	0.006
____________
*           The prices set forth above have been adjusted for the 1 for 5,000 and 1 for 500 reverse stock splits.

On December 12, 2013 the last reported sales price of our Class A common stock as reported by the OTCMarkets OTCQB was $0.0001 per share.  As of December 12, 2013, there were 120 holders of record of our Class A common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following sets forth information for the equity compensation plans outstanding as of August 31, 2013 (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance as of December 12, 2013(1)
Equity compensation plans approved by security holders:	-	-	-
Equity compensation plans not approved by security holders:	-	-	-
2008 Employee Stock Incentive Plan	-	-	0
2008 Non-Qualified Consultants & Advisors Stock Compensation Plan.	-	-	17,930,408
2008 Stock Compensation Plan	-	-	15,318,610
____________________
(1) Share amounts are adjusted for the 1 for 5,000 reverse stock split effective September 12, 2012, and the 1 for 500 reverse stock split effective May 13, 2013.

2008 Stock Incentive Plan

In February 2008, the Company approved the 2008 Stock Incentive Plan (“2008 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company.  The 2008 Plan provides that awards may be granted for up to 5(1) shares of the Company’s Class A common shares.

2008 Non-Qualified Consultants & Advisors Stock Compensation Plan

On September 12, 2008, our Board of Directors approved the 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan (the “2008 Consultants Plan”). As of December 12, 2013 we are authorized to issue up to 20,140,746(1) shares of our Class A Common Stock (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock) to consultants or advisors in connection with services rendered by such persons or entities.  The 2008 Consultants Plan is administered by our Compensation Committee of the Board of Directors, or if the we do not have a Compensation Committee, then a committee appointed by the Board which is to consist of one executive officer of the Company and at least one independent, non-employee member of the Board. If no committee is appointed, then the Board of Directors administers the plan. We currently do not have a Compensation Committee. Our Board has appointed C. Stephen Guyer, our Chief Financial Officer and Director, and Norman J. Singer, one of our independent Directors, to act as the committee to administer the 2008 Consultants Plan. We have registered with the Securities and Exchange Commission the common shares issuable under the 2008 Consultants Plan. One of the primary purposes of the plan is to give our company the flexibility to pay for services with shares of our common stock rather than with cash during our exploratory stage.

2008 Stock Compensation Plan (Formerly the Employee & Director Stock Compensation Plan)

In November, 2008, our Board of Directors approved the Employee & Director Stock Compensation Plan (the “2008 Employee Plan”).  The purpose of the 2008 Employee Plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company.  Considering that we are an exploratory mining company which faces challenging economic times and difficult capital markets, the Board of Directors believes that using our common stock is an important means of retaining and compensating employees and directors.  As of November 16, 2012, we are authorized to issue up to 20,146,644(1) Shares of our Class A Common Stock (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock).  The 2008 Employee Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, one of whom is an independent director, or in the absence of such a committee, the Plan is to be administered by the Board of Directors. Our Board of Directors appointed C. Stephen Guyer, our CFO, and Norman J. Singer, one of our independent directors, to the committee.  Any of our employees or directors are eligible to receive awards under the Plan.

On April 18, 2011 the Board of Directors amended the 2008 Employee Plan defining eligible persons to be: “officers, directors, employees, consultants, and advisors of the Company and/or one or more of its subsidiaries, if any.”  On June 1, 2011, The Board of Directors amended the name of the 2008 Employee and Director Stock Compensation Plan to “2008 Stock Compensation Plan."
____________________
(1) Share amounts are adjusted for the 1 for 5,000 reverse stock split effective September 12, 2012, and the 1 for 500 reverse stock split effective May 13, 2013.

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

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the two years ended August 31, 2013, as well as our future results. It consists of the following subsections:

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

Results and Plan of Operation

On September 6, 2013, the Company was served, through its registered agent, with 1) Renewed Motion for Appointment of Receiver, and 2) Verified Complaint, seeking a judicial foreclosure, declaratory judgment, breach of fiduciary duties by Todd C. Hennis as Plaintiff.

A hearing on the Motion to Appoint a Receiver was held on November 12 and 15, 2013.  The motion to appoint a receiver was denied.  The Company has filed its answer and initial disclosures regarding the complaint regarding judicial foreclosure, declaratory judgment, breach of fiduciary duties, and awaits the court’s scheduling of a case management conference.

Our entire plan of operation is of course subject to the successful resolution of the legal action brought by Todd C. Hennis.

Plan of Operation

Our plan of operation for fiscal 2014 is to: 1) acquire funding for our operations and mining exploration program, 2) commence milling of ore, 3) complete all necessary permitting requirements, and 4) bring the Mill into operation.

The following discussion updates our plan of operation for the foreseeable future.  The discussion also summarizes the results of our operations for the fiscal year ended August 31, 2013 and compares those results to the fiscal year ended August 31, 2012.

During fiscal year 2013, we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

During fiscal year 2013, we focused primarily on re-activation of the Pride of the West Mill, working towards amending the current reclamation permit and seeking out new properties to acquire, explore and develop.

Operations at the Pride of the West Mill:

During the quarter ended August 31, 2013, we continued the very specific analysis to satisfy conditions that were imposed on full permit approval by the DRMS.  The core of the permit consists of nine Environmental Protection Faculties (“EPFs”), which are: 1) Mill Building, 2) Ore Stockpile Area, 3) Laboratory Facility, 4) Leach Plant Building, 5) Flood Protection Dike, 6) Plant Waste Water Disposal, 7) Groundwater intercept Drain, 8) Upland Stormwater Intercept Ditch, 9) Mill Tailings Repository.

The conditions specified by the DRMS regard the ninth EPF, the Mill Tailings Repository and simply request additional geotechnical substrate stability analysis, structure specific engineering designs for the cover of the repository, the repository’s reserve capacity, and the always on-going recalculation of financial warranty.  Management believes that these conditions will be satisfied by the end of May 2014.  However, operations within the approved areas have been rapidly initiated.

        Operations at the Champion Mine:

In February 2013, we completed a Preliminary Technical Report for the Champion Mine Project located in San Juan County, Colorado.  The report was prepared in accordance with Canadian National Instrument 43-101 and SEC Guideline 7 criteria.  The NI 43-101 instrument is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada.  The purpose of the National Instrument 43-101 is to ensure that misleading, erroneous or fraudulent information relating to mineral properties is not published and promoted to investors on the stock exchanges overseen by the Canadian Securities Authority.  Additionally, the NI 43-101 instrument is used by many companies that report only on United States stock exchanges.

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

See Item 2. Properties for important information regarding our right to acquire the Champion Mine.

Operations at the Silver Wing Mine:

In January 2013, we completed a Preliminary Technical Report for the Silver Wing Project located in San Juan County, Colorado.  The report was prepared in accordance with Canadian National Instrument 43-101 and SEC Guideline 7 criteria.

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

See Item 2. Properties for important information regarding our right to acquire the Silver Wing Mine.

On October 31, 2013, the contracts for the purchases of the Champion and Silver Wing Mines expired unconsummated. We currently anticipate that these contracts may be subject to renegotiation. Therefore, until this occurs, the Company does not own the mines.
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

Operations at the King Solomon Mine:

We completed our 2011 exploration program on the King Solomon Mine during the first quarter of fiscal 2012.   On October 11, 2012, we entered into a three-year Extension and Renewal of Mining Lease with Option to Purchase the King Solomon Mine under substantially the same terms as the original lease.  Plans to develop the King Solomon property are moving forward.

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

Since its inception in February 2004, the Company has not generated revenue and has incurred net losses.  The Company has a working capital deficit of $3,356,954 at August 31, 2013, has incurred net losses of $6,342,520 and $4,299,576 for the years ended August 31, 2013 and 2012, respectively, and an accumulated deficit during the exploration stage of $29,846,344 for the period from February 11, 2004 (inception) through August 31, 2013.  Accordingly, it has not generated cash flows from operations and has primarily relied upon equity financing, advances from stockholders, promissory notes, and advances from unrelated parties to fund its operations.

We currently have minimal cash on hand.  Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services.  Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations.  Our significant capital requirements for the foreseeable future are: payment of $200,578 on a mortgage note and accrued interest, which is collateralized by the Mill (due December 1, 2013 and currently in default), payment of $119,248 on a promissory note and accrued interest, payment on notes payable to related parties including accrued interest totaling $357,258, re-activation expenses for the Mill (approximately $3 million), and our corporate overhead expenses.

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

We are dependent upon the DRMS and State of Colorado Mined Land Reclamation Board (“MLRB”), fully approving an amendment to the existing reclamation permit for the Mill.  Full approval of the amendment would cure the current cease and desist order, which was issued in 2005, and allow the Mill to become operational.  The permit amendment process is lengthy and complex.  We submitted an amendment to our existing reclamation permit on January 27, 2012 and April 23, 2012 (AM-03), and the DRMS approved the amendment with conditions on August 9, 2012.  We are now preparing material that will satisfy the remaining conditions of the approval.

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

Results of Operations

Year Ended August 31, 2013 compared to the Year Ended August 31, 2012

For the year ended August 31, 2013, we incurred a net loss of approximately $6,300,000 compared to a net loss of approximately $4,300,000 for the year ended August 31, 2012 an increase of 48% of $2,043,000.

Mineral property and exploration costs were $1,300,000 and $667,000 for the years ended August 31, 2013 and 2012, respectively.  The increase of $633,000 was primarily due to settlement costs associated with the Brooklyn lease.

General and administrative costs were approximately $2,500,000 and $1,874,000 for the years ended August 31, 2013 and 2012, respectively, a 34% increase of $636,000.  The increase was due primarily to the specific reasons presented below.

Professional fees decreased $6,000 from $315,000 for the years ended August 31, 2012 to $309,000 for the year ended August 31, 2013.

Consulting expenses were $852,000 and $873,000 for the years ended August 31, 2013 and 2012, respectively, a decrease of $21,000.  The decrease is due to the reduced use of outside services for corporate communications, economic imaging, and an increase in the use of results based compensation for services rendered.

Salaries were $591,000 and $519,000 for the years ended August 31, 2013 and 2012, respectively, a 14% increase of $73,000.  The increase is due to higher compensation pursuant to our executive compensation agreements.  Salaries are generally either accrued as an unpaid liability or, paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3.  Amounts owed pursuant to all our executive employment agreements have been fully accrued as of August 31, 2013.  During the year, a large portion of executive compensation was converted to 1 year restricted stock.

Filing fees and transfer agent fees were $49,000 and $59,000 for the years ended August 31, 2013 and August 31, 2012, respectively.  The $10,000 decrease was due to the absence of filing fees associated with an increase of the number of authorized Class A Common Stock shares in 2012.

Printing and reproduction costs were $5,800 and $11,000 for the years ended August 31, 2013 and August 31, 2012, respectively.  The decrease was due to non-recurring expenses paid in 2012 for the Mill permit amendment and lower stock certificate printing costs.

Bank and brokerage fees increased to $45,000 for the year ended August 31, 2013 from $41,000 for the year ended August 31, 2012.  The increase was due to higher costs associated with transacting the Class A Common Stock shares of the Company.

Investor relations costs were $24,000 and $20,000 for the years ended August 31, 2013 and August 31, 2012, respectively, an increase of $4,000.  The increase was due to a non-recurring research report prepared in June 2013.

Interest expense was $2,722,000 and $1,221,000 for the years ended August 31, 2013 and 2012, respectively.  The increase of $1,501,000 is primarily related to the required accounting treatment of convertible debt derivative liabilities and the amortization of debt discounts.

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

Long-lived Assets:  We periodically evaluate the carrying value of property, plant and equipment costs, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon a variety of factors expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain circumstances.

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

We have audited the accompanying balance sheets of Colorado Goldfields Inc. (an Exploration Stage Company) as of August 31, 2013 and 2012, and the related statements of operations, cash flows and stockholders’ (deficit) equity for each of the years then ended, and for the period from February 11, 2004 (inception) through August 31, 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Goldfields Inc. as of August 31, 2013 and 2012, and the results of its operations and cash flows for each of the years then ended, and for the period from February 11, 2004 (inception) through August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $6,342,520 for the year ended August 31, 2013, and a deficit accumulated during the exploration stage of $29,846,344 for the period from February 11, 2004 (inception) through August 31, 2013.  The Company also has no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado
December 16, 2013

Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	August 31,	August 31,
	2013	2012

ASSETS
Current Assets
Cash	$15,092	$6,093
Prepaid expenses and other	48,558	18,550
Total Current Assets	63,650	24,643

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,436,206	1,396,414
Mining rights and claims (Note 4)	152,604	158,889
Restricted cash (Note 3)	515,428	515,428
Deferred financing costs	43,790	15,580
Other	4,743	4,743
Total Non-Current Assets	2,152,771	2,091,054
Total Assets	$2,216,421	$2,115,697

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$379,474	$330,519
Accrued liabilities	655,075	859,488
Convertible notes, less unamortized discount of $386,601
and $214,059 (Note 7)	284,856	141,082
Derivative liabilities (Note 8)	1,424,115	469,370
Promissory note payable, including accrued interest (Note 6)	119,248	25,081
Notes payable, including accrued interest - related parties (Note 5)	357,258	338,914
Mortgage notes payable, including accrued interest (Note 3)	200,578	456,900
Total Current Liabilities	3,420,604	2,621,354

Non-Current Liabilities
Promissory note payable, including accrued interest (Note 6)	-	86,207
Asset retirement obligation	515,500	515,500
Total Non-Current Liabilities	515,500	601,707
Total Liabilities	3,936,104	3,223,061

Commitments and Contingencies (Note 10)

Stockholders' Deficit (Note 9)
Class A common stock, 1,000,000,000 shares authorized, $0.001 par value;
47,366,656 and 11,295 issued and outstanding, respectively	47,367	10

Class B common stock, 500,000,000 shares authorized, $0.001 par value;
490,371,533 shares issued and outstanding, respectively	-	-

Additional paid in capital	28,050,044	22,367,200
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(29,846,344)	(23,503,824)
Total Stockholders' Deficit	(1,719,683)	(1,107,364)
Total Liabilities and Stockholders' Deficit	$2,216,421	$2,115,697

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations

			Accumulated
			from February 11,
			2004
	For the Year	For the Year	(Date of
	Ended	Ended	Inception) to
	August 31, 2013	August 31, 2012	August 31, 2013

Revenue	$-	$-	$-

Operating expenses

Donated rent	-	-	9,750
Donated services	-	-	19,500
General and administrative	2,509,541	1,873,586	16,885,687
Mineral property and exploration costs	1,305,564	666,516	4,569,148
Professional fees	309,078	314,996	2,145,072

Total operating expenses	(4,124,183)	(2,855,098)	(23,629,157)

Other income (expense)
Other income	6,784	85,045	194,770
Interest income	-	-	33,781
Gain (loss) on derivative liabilities	496,605	(309,021)	564,108
Interest expense	(2,721,726)	(1,220,502)	(7,009,846)

Total other expense	(2,218,337)	(1,444,478)	(6,217,187)

Net Loss	$(6,342,520)	$(4,299,576)	$(29,846,344)
Net Loss Per Common Share - Basic and Diluted	$(2.07)	$(635.09)
Weighted Average Number of Common Shares Outstanding	3,062,319	6,770

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows

			Accumulated from
			February 11, 2004
	For the Year	For the Year	(Date of
	Ended	Ended	Inception) to
	August 31, 2013	August 31, 2012	August 31, 2013

Cash Flows Used in Operating Activities:

Net loss	$(6,342,520)	$(4,299,576)	$(29,846,344)

Adjustments to reconcile net loss to net cash used in
operating activities:
Donated services and rent	-	-	29,250
Amortization of debt discount and deferred financing costs	2,599,650	1,088,310	6,289,129
Depreciation and amortization	3,796	17,410	151,670
(Gain) loss on derivative liabilities	(496,605)	309,021	(564,108)
Impairment of mining rights	68,785	135,833	467,396
Stock issued for services	1,031,297	1,059,619	11,502,377
Stock issued for Champion and Silver Wing Mines	185,000	-	185,000
Stock-based compensation - options	-	-	899,303
Accrued interest	125,993	129,566	565,938
Accretion expense on asset retirement obligation	-	35,065	191,635
Loss (gain) on sale of property, plant and equipment	217	(19,252)	(92,792)
Change in operating assets and liabilities:
Increase in restricted cash	-	-	(515,428)
(Increase) decrease in prepaid expenses and other	(87,299)	10,451	(91,062)
Increase in accounts payable	1,266,983	527,273	3,393,344
Increase in accrued liabilities	1,170,945	566,974	2,757,027
(Increase) decrease in other assets	-	6,777	(4,743)
Net cash used in operating activities	(473,758)	(432,529)	(4,682,408)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	-	38,232	240,632
Acquisition of property, plant and equipment	(43,805)	(3,061)	(764,602)
Net cash (used in) provided by investing activities	(43,805)	35,171	(523,970)

Cash Flows from Financing Activities:
Advances received	-	-	405,733
Repayment of advances	-	-	(405,733)
Proceeds from notes from related parties	-	-	581,452
Repayment of advances from related party	-	-	(20,596)
Proceeds from note payable	-	24,000	124,000
Repayment of notes payable	(6,328)	(7,787)	(702,819)
Proceeds from issuance of convertible debt	628,320	427,000	2,474,297
Loan acquisition costs	(95,430)	(51,600)	(293,928)
Proceeds from exercise of warrants	-	-	570
Net proceeds from issuance of common stock	-	-	3,058,494
Net cash provided by financing activities	526,562	391,613	5,221,470

Increase (decrease) in cash	8,999	(5,745)	15,092

Cash - Beginning of Period	6,093	11,838	-

Cash - End of Period	$15,092	$6,093	$15,092

Supplemental Disclosures:
Interest paid	$3,759	$3,645	$102,185

Non-cash investing and financing activities:
Exchange of accounts payable and accrued liabilities for debt	$-	$80,000	$246,036
Issuance of common stock to satisfy accounts payable	$557,194	$450,207	$2,180,268
Issuance of common stock to satisfy accrued liabilities	$1,420,122	$682,560	$2,102,682
Issuance of common stock for prepaid expenses	$-	$21,580	$550,159
Issuance of common stock for mining rights	$62,500	$-	$620,000
Issuance of common stock for work commitment	$660,834	$-	$660,834
Exchange of convertible debt for common shares	$1,870,545	$1,892,844	$6,642,027
Exchange of mortgage payable for convertible debt	$295,984	$50,000	$345,984
Exchange of property, plant and equipment for
accounts payable	$-	$-	$2,750
Forgiveness of related party debt and accrued interest	$-	$-	$288,361
Change in estimate of asset retirement obligation	$-	$176,135	$176,135

Acquisition of land and building:
Cash paid	$-	$-	$250,677
Mortgage note given to seller	$-	$-	650,000
Asset retirement obligation assumed	$-	$-	500,000
Assets acquired	$-	$-	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders' (Deficit) Equity
From February 11, 2004 (Date of Inception) to August 31, 2013

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders'
	Common Stock		Common Stock		Paid in	Donated	Exploration	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Equity

Balances - February 11, 2004 (Date of inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	21	-	-	-	2,500	-	-	2,500
Donated services and rent	-	-	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	-	-	(5,898)	(5,898)

Balances - August 31, 2004	21	$-	-	$-	$2,500	$4,500	$(5,898)	$1,102
Issuance of common stock for cash	25	-	-	-	53,750	-	-	53,750
Donated services and rent	-	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	-	(35,319)	(35,319)

Balances - August 31, 2005	46	$-	-	$-	$56,250	$13,500	$(41,217)	$28,533
Donated services and rent	-	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	-	(36,148)	(36,148)

Balances - August 31, 2006	46	$-	-	$-	$56,250	$22,500	$(77,365)	$1,385
Donated services and rent	-	-	-	-	-	6,750	-	6,750
Net loss	-	-	-	-	-	-	(300,193)	(300,193)

Balances - August 31, 2007	46	$-	-	$-	$56,250	$29,250	$(377,558)	$(292,058)
Issuance of common stock for cash (net of
offering costs of $282,231)	4	-	-	-	3,002,244	-	-	3,002,244
Shares issued for services	4	-	-	-	869,739	-	-	869,739
Stock-based compensation - options	-	-	-	-	895,209	-	-	895,209
Net loss	-	-	-	-	-	-	(3,721,021)	(3,721,021)

Balances - August 31, 2008	54	$-	-	$-	$4,823,442	$29,250	$(4,098,579)	$754,113
Shares issued for services	148	-	-	-	4,241,283	-	-	4,241,283
Issuance of common stock to satisfy accounts payable	12	-	-	-	370,015	-	-	370,015
Stock-based compensation - options	-	-	-	-	4,094	-	-	4,094
Stock issued to beneficial owners of Class A Common Stock	-	-	35,732,285	-	-	-	-	-
Forgiveness of related party debt and accrued interest	-	-	-	-	288,361	-	-	288,361
Net loss	-	-	-	-	-	-	(5,281,857)	(5,281,857)
Balances - August 31, 2009	214	$-	35,732,285	$-	$9,727,195	$29,250	$(9,380,436)	$376,009
Shares issued for services	368	-	-	-	1,950,760	-	-	1,950,760
Issuance of common stock to satisfy accounts payable	58	-	-	-	343,828	-	-	343,828
Shares issued for mining rights	50	-	-	-	407,500	-	-	407,500
Shares issued for convertible debt	19	-	-	-	107,136	-	-	107,136
Stock issued to beneficial owners of Class A Common Stock	-	-	5,012,068	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,660,418)	(3,660,418)

Balances - August 31, 2010	709	$-	40,744,353	$-	$12,536,419	$29,250	$(13,040,854)	$(475,185)
Shares issued for services	1,207	1	-	-	2,424,286	-	-	2,424,287
Issuance of common stock to satisfy accounts payable	233	-	-	-	459,024	-	-	459,024
Shares issued for convertible debt	859	1	-	-	2,771,501	-	-	2,771,502
Shares issued for mining rights	100	-	-	-	150,000	-	-	150,000
Stock issued to officers	-	-	449,623,244	-	-	-	-	-
Class B warrants exercised and shares issued	-	-	3,936	-	570	-	-	570
Net loss	-	-	-	-	-	-	(6,163,394)	(6,163,394)

Balances - August 31, 2011	3,108	$2	490,371,533	$-	$18,341,800	$29,250	$(19,204,248)	$(833,196)
Shares issued for services	2,236	2	-	-	999,795	-	-	999,797
Issuance of common stock to satisfy accounts payable	1,026	1	-	-	450,206	-	-	450,207
Issuance of common stock to satisfy accrued liabilities	1,265	1	-	-	682,559	-	-	682,560
Shares issued for convertible debt	3,660	4	-	-	1,892,840	-	-	1,892,844
Net loss	-	-	-	-	-	-	(4,299,576)	(4,299,576)

Balances - August 31, 2012	11,295	$10	490,371,533	$-	$22,367,200	$29,250	$(23,503,824)	$(1,107,364)
Shares issued to round fractional shares due to stock split	361	-	-	-	-	-	-	-
Shares issued for services	4,967,177	4,967	-	-	969,039	-	-	974,006
Shares issued for mining rights	500	1	-	-	62,499	-	-	62,500
Shares issued for Champion and Silver Wing Mines	172,000	172	-	-	184,828	-	-	185,000
Issuance of common stock to satisfy accounts payable	2,077,602	2,078	-	-	555,116	-	-	557,194
Issuance of common stock to satisfy accrued liabilities	27,988,748	27,989	-	-	1,392,133	-	-	1,420,122
Issuance of common stock for work commitment	12,795	13	-	-	660,821	-	-	660,834
Shares issued for convertible debt	12,136,178	12,137	-	-	1,858,408	-	-	1,870,545
Net loss	-	-	-	-	-	-	(6,342,520)	(6,342,520)
Balances - August 31, 2013	47,366,656	$47,367	490,371,533	$-	$28,050,044	$29,250	$(29,846,344)	$(1,719,683)

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc.  (An Exploration Stage Company)
Notes to the Financial Statements

August 31, 2013

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

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception in February 2004, the Company has not generated revenue and has incurred net losses.  The Company has a working capital deficit of $3,356,954 at August 31, 2013, has incurred net losses of $6,342,520 and $4,299,576 for the years ended August 31, 2013 and 2012, respectively, and has an accumulated deficit during the exploration stage of $29,846,344 for the period from February 11, 2004 (inception) through August 31, 2013.  Accordingly, it has not generated cash flows from operations and has primarily relied upon equity financing, advances from stockholders, promissory notes, and advances from unrelated parties to fund its operations.

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

The conditions specified by the DRMS regard the ninth EPF, which is the Mill Tailings Repository.  The DRMS requested 1) additional geotechnical substrate stability analysis, 2) structure specific engineering designs for the cover of the repository, 3) analysis of the repository’s reserve capacity, 4) recalculation of financial warranty.  The Company estimates that the conditions will be satisfied by May 2014.

The Company currently faces a severe working capital shortage and is not presently generating any revenues.  The Company will need to obtain additional capital to fund its operations, continue mining exploration activities, fulfill its obligations under its mineral property lease/option agreements, and satisfy existing creditors. In addition, the Company's ability to continue as a going concern is subject to the successful resolution of outstanding litigation (Note 10).

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

During the year ended August 31, 2013, the Company entered into various convertible debt funding arrangements described below that provided a total of $939,304 in capital.

During the years ended August 31, 2012 and 2013, the Company entered into funding arrangements with an institutional investor (the “Delaware Partnership Investor”), under which the Delaware Partnership Investor has provided convertible debt financing to the Company of $690,000 ($397,000 during the year ended August 31, 2013) (Note 7).

During the years ended August 31, 2012 and 2013, the Company also entered into funding arrangements for a total of $320,820 ($220,820 during the year ended August 31, 2013), with a group of New York private investors in the form of convertible notes (Note 7).

During the year ended August 31, 2013, the Company entered into funding arrangements with a New York Alternative Investment Firm, under which the investors have provided convertible debt financing to the Company of $246,484 (Note 7).

During the year ended August 31, 2013, the Company entered into funding arrangements with a San Diego private investor, under which the investor has provided convertible debt financing to the Company of $75,000 (Note 7).

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

Basic and Diluted Net Loss per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period.  During the year ended August 31, 2011, the Company issued shares of Class B Common Stock, which are not publicly-traded.  The Class B Common Stock share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company.  The Company has therefore not included the Class B Common Stock in determining basic EPS.  Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock).  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the years ended August 31, 2013 and 2012, the effect of the conversion of outstanding debt and Class B common shares would have been anti-dilutive.

The following table represents the potential dilutive securities excluded from the calculation of diluted loss per share.

	August 31, 2013	August 31, 2012
Class B Common Stock	490,371,533	490,371,533
Convertible debt	159,264,106	2,206

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

Mineral Property and Exploration Costs

The Company has been in the exploration stage since its formation on February 11, 2004, and has not yet realized any revenues from its planned operations.  It is primarily engaged in the reactivation of a precious metal processing mill and acquisition and exploration of mining properties.

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

Mining Rights and Claims

The Company has determined that its mining rights and claims meet the definition of mineral rights, as defined by accounting standards, and are tangible assets.  As a result, the costs of mining rights are initially capitalized as tangible assets when purchased.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves.  The Company’s rights to extract minerals are contractually limited by time.  However, the Company has the ability to extend the leases (Note 4).  For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period.  The Company recorded impairment charges of approximately $68,785 and $135,800 during the years ended August 31, 2013 and 2012, respectively.

Long-Lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to:  significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is determined based on a variety of factors expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  Management believes no impairment exists as of August 31, 2013.

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

As of August 31, 2013, the Company had the following financial assets and liabilities that are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash	-	$515,428	-
Derivative liabilities	-	$1,424,115	-

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no income tax expense recognized during the years ended August 31, 2013 or 2012, for interest and penalties.

Asset Retirement Obligation

The fair value of a liability for an asset retirement obligation is required to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made.  In connection with the Company’s acquisition of the Mill in June 2007, an asset retirement obligation of $500,000 was estimated and recorded.  The associated asset retirement costs were capitalized as part of the carrying amount of the Mill (See Note 3).  Accretion expense is recorded in each subsequent period to recognize the estimated changes in the liability resulting from the passage of time.  During the years ended August 31, 2013 and 2012, the Company recorded accretion expense of nil and $35,065, respectively.  Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

During fiscal year 2012, the Company re-evaluated the original fair value of the asset retirement obligation as it relates to the Mill.  Unique to this asset, the reclamation permit for the Mill requires that the cost of retirement (reclamation), be calculated by the DRMS on a continuing basis, and a financial warranty be provided to guarantee that obligation.

As of August 31, 2013, the State of Colorado Division of Reclamation, Mining, and Safety has determined that $515,130 would be required to close and reclaim the asset and the Company has placed those funds as cash held as a restricted cash deposit with the State of Colorado.

Recent Accounting Pronouncements

Management has evaluated recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company's financial statements.

3. Property, Plant and Equipment

On June 29, 2007, the Company acquired the Mill located in Howardsville, Colorado. The cost of the Mill was $1,400,677.  In connection with the acquisition, the Company entered into a $650,000 mortgage with the seller, which is collateralized by the mill property and bears interest at 12% per year.  All unpaid principal was originally due June 29, 2009.  The due date on the mortgage was extended and was due in full on December 1, 2013, and is currently in default.  During the year ended August 31, 2013, $295,984 of the mortgage was paid through the issuance of convertible notes (Note 7).

Interest expense in connection with the Mill mortgage for the years ended August 31, 2013 and 2012 was $39,663 and $53,324, respectively.

In connection with the acquisition of the Mill, the Company replaced a financial warranty that the seller had provided to the DRMS in the amount $318,654.  During the 2011 fiscal year, the DRMS required and the Company provided an additional $196,476 of financial warranty.  As of August 31, 2013, the total funds, which are held as a restricted cash deposit with the State of Colorado, related to the Mill financial warranty is $515,130.

Property, plant and equipment consist of the following as of August 31, 2013 and August 31, 2012:

	August 31, 2013	August 31, 2012
Computer equipment	$5,179	$5,179
Mine and drilling equipment	-	4,650
Mobile mining equipment	5,000	13,300
Land and mill	1,434,846	1,391,041
	1,445,025	1,414,170
Less accumulated depreciation	(8,819)	(17,756)
	$1,436,206	$1,396,414

Depreciation expense was $3,796 and $17,410 for the years ended August 31, 2013 and 2012, respectively.  Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years.  However, a significant portion of the Company’s property, plant and equipment has not yet been placed in service and accordingly is not being depreciated.

4. Mining Rights and Claims

Silver Wing and Champion Mine

On October 31, 2012, the Company entered into a contract for purchase of the Silver Wing Mine.  In conjunction with this contract the Company issued to Jo Grant Mining Company, Inc. (“Jo Grant”), 12,000,000 pre-split (24,000 post-split) four-year restricted shares of Class A Common Stock on November 1, 2012. This contract expired, unexecuted in May 2013, however the Company entered into a modified extension to the original agreement in July 2013, whereby the Company was to payoff an existing note Jo Grant having a balance of approximately $60,400 on or before October 31, 2013 and was to pay Jo Grant $50,000 no later than October 31, 2013.

On November 2, 2012, the Company entered into a contract for purchase of the Champion Mine.  In conjunction with this contract the Company issued 24,000,000 pre-split (48,000 post-split) four-year restricted shares of Class A Common Stock on November 2, 2012.

The Company entered into an extension and modification with Jo Grant for the Champion Mine purchase agreement on May 6, 2013 whereby the Company issued 50,000,000 pre-split (100,000 post-split) four-year restricted Class A shares, the value of which was recorded as expense within mineral property and exploration costs, in exchange for modifications to the purchase contract dated November 2, 2012.  The terms of the contract were further extended in July 2013.  The modified remaining terms of the contract are as follows:

1.
Pay $3,000,000 to Jo Grant, only for the purpose of consummating the contract to buy and sell real estate (Land), between Jo Grant Mining, Inc. (as the Buyer), and a Texas limited liability company, (as the Seller), dated October 9, 2012, no later than October 31, 2013.  .

2.	Pay to Jo Grant a sum of $100,000, no later than October 31, 2013.

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

4.
The Company and Jo Grant will enter into a contract for milling to process and mill up to 100,000 tons of ore from the Silver Wing Mine at a cost not greater than $75.00 per ton, on or before July 31, 2013.  The execution of this contract has been suspended pending the results of fund raising activities.

The Champion Mine, including the additional 237 acres of mineral rights added in May 2013, consists of approximately 591 acres located in the San Juan Mountains at Silverton, Colorado. The Mine is located within the rim of the Silverton Caldera complex at the southwestern extremity of the Colorado Mineral Belt.

On October 31, 2013, the contracts for purchase of the Champion and Silver Wing Mines expired unconsummated.  We currently anticipate that these contracts may be subject to renegotiation.  Therefore, until this occurs, the Company does not own the mines.  As of August 31, 2013, as noted above, the Company has issued a total of 86 million pre-split (172,000 post-split) shares of its Class A common stock to Jo Grant in connection with these purchase transactions. The shares issued are nonrefundable, and represent less than 1% of the Company's total shares of Class A common stock outstanding as of August 31, 2013. In addition, these shares are restricted for four years from the dates of issuance.

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

Management estimated the fair value of the 36 million pre-split (72,000 post-split) 4-year restricted, non-refundable shares issued with the original purchase contracts was approximately $100,000, based on the assets acquired. Therefore, the shares of common stock issued by the Company in November 2012 were initially recorded on the balance sheet as “Deferred acquisition costs”.    Due to the expiration of the contracts this $100,000 was expensed as mineral property and exploration costs during the fourth quarter of fiscal year 2013.

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

On October 11, 2012, the Company entered into a three-year extension and renewal of mining lease with option to purchase, effective September 18, 2012, for which the Company issued 250,000 pre-split (500 post-split) shares of restricted Class A Common Stock, with an additional 25,000 pre-split (50 post-split) shares to be issued upon each yearly anniversary.  The mining lease with an option to purchase expires on September 18, 2015.  The Company recorded $62,500 as mining rights and claims based upon the share price on the date of the transaction of $0.25 pre-split ($125 post-split) per share.  The stock is restricted for two years.  The original work commitment outlined above is considered fulfilled.  All other terms and conditions of the original lease remain in effect.

Pay Day and Rage Uranium Claim Group

On June 13, 2011, the Company purchased mineral rights to 63 mining claims in the state of Utah.  The claims are referred to as The Pay Day and Rage Uranium Claim Group and are located in San Juan County northeast of Monticello, Utah.  In consideration for the acquisition of these claims, the Company issued 50,000 pre-split (100 post-split) shares of restricted Class A Common Stock, which had a value of $150,000 on the purchase date, (based on the quoted market price on the date the Company entered into the agreement and obtained the mineral rights).  The shares were issued in two blocks of 25,000 pre-split (50 post-split) shares each and were subject to lock-up provisions for periods of one and two years respectively, during which no sales or other conveyances of the shares could be undertaken.

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

5. Notes payable – related parties

As of August 31, 2013, the Company has notes payable to related parties, including accrued interest, of $95,818 and $261,440 with its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively.  In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default).  The funds received in exchange for the Notes have primarily been used by the Company to finance working capital requirements.

On April 8, 2011, the Company secured the amounts owed to the CEO and CFO, with the Mill, and filed Second Deeds of Trust in San Juan County, Colorado.  In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are due in their entirety on December 31, 2013.  None of the Notes are currently in default.  During the years months ended August 31, 2013 and 2012 the Company recorded interest expense of $18,343, and $18,393, respectively.

6. Promissory notes payable

On September 12, 2011, the Company entered into a settlement agreement and mutual general release with an individual that had originally filed a breach of contract complaint against the Company in November 2009 (the “Plaintiff”) and the Company agreed to pay the Plaintiff $80,000 with interest of 8.00% per annum due in full on September 12, 2013.  The Company has recorded interest expense of $6,400 and $6,207 for the years ended August 31, 2013 and 2012, respectively.  The Company did not pay the note when it was due and interest is now being accrued at the default rate of 18%.

On December 22, 2011, the Company entered into a promissory note with one of its vendors in exchange for $24,000.  The promissory note bears interest at 6.5% per annum and was due on June 22, 2012.  In June 2012, the note was extended, and was extended again on December 30, 2012 and is now due on December 31, 2013.  All other terms remain the same. In exchange for extension of the due date, the note is now secured by a Deed of Trust on the Company's Pride of the West Mill. If the Company fails to pay off the note on its due date, the entire principal and accrued interest will bear interest at 18% per annum.  The Company recorded interest expense of $1,560 and $1,081 for the years ended August 31, 2013 and 2012, respectively.

7. Convertible notes

Delaware Partnership Investor

At September 1, 2012, the Company owed the Delaware Partnership Investor $60,536 (net of unamortized discounts of $136,465), under multiple funding arrangements.  During the year ended August 31, 2013, the Company issued 13 convertible notes under funding arrangements with the Delaware Partnership Investor, totaling $397,000 which bear interest at 6.25% to 10% per annum with maturities from October 3, 2013 through August 30, 2014.  Proceeds from six of the notes, totaling $120,000 were used to reduce the mill mortgage.  The notes are convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at conversion rates of 40% of the average of the two lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company.  The Company recorded discounts in the amount of $397,000 related to the conversion features on the notes issued during the year ended August 31, 2013 (Note 8).  During the year ended August 31, 2013, $297,092 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  During the year ended August 31, 2013, the Company recorded $188,585 of debt discount amortization and the carrying value of the notes was $113,195 (net of unamortized discounts of $183,712) as of August 31, 2013.  On June 18, 2013, the Company secured $278,802 of the amounts owed to the Delaware Partnership Investor, with the Mill.  On September 12, 2013, a third Deed of Trust on the Mill was filed in San Juan County, Colorado.

New York Private Investors

At September 1, 2012, the Company owed the New York Private Investors $69,913 (net of unamortized discount of $12,087), under multiple funding arrangements.  During the year ended August 31, 2013, the Company issued five convertible notes for $220,820 under funding arrangements with the group of New York Private Investors, bearing interest at 8% per annum and with maturities between July 29, 2013 and May 29, 2014.  The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at conversion rates of 35%, 45% and 51% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten or thirty trading days immediately prior to the date a conversion notice is received by the Company.  The Company recorded a debt discount of $220,820 relating to the conversion features of the notes.  During the year ended August 31, 2013, $116,200 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  For the year ended August 31, 2013, the Company recorded debt discount amortization of $137,659 and the carrying value of the notes as of August 31, 2013 was $92,517 (net of unamortized discounts of $94,103).

New York Alternative Investment Firm

During the year ended August 31, 2013, the Company issued four convertible notes for $246,484 under funding arrangements with a New York Alternative Investment Firm, bearing interest at 12% per annum with maturities between December 13, 2013 and April 8, 2014. Proceeds from two of the notes were used to reduce the mill mortgage by $175,984, are convertible into shares of Class A common stock.  The remaining two notes mature on February 8, 2014.  The four notes are convertible at any time from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 45% of the lowest volume-weighted average closing prices of the Company’s Class A common stock for the five trading days immediately prior to the date a conversion notice is received by the Company.  The Company recorded a debt discount of $246,484 relating to the conversion features of the notes.  During the year ended August 31, 2013, $133,555 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  For the year ended August 31, 2013, the Company recorded debt discount amortization of $102,118 and the carrying value of the notes as of August 31, 2013 was $63,117 (net of unamortized discounts of $49,813).

San Diego Private Investor

During the year ended August 31, 2013, the Company issued three convertible notes for $75,000 under a funding arrangement with a San Diego Private Investor.  The notes are interest free for the first three months, then a one-time interest charge of 12% is applied to the principal balance.  The notes mature on April 10, 2014, June 4, 2014 and August 28, 2014 and are convertible at any time from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of the lesser of $0.0025 pre-split ($1.25 post-split) or 60% of the lowest closing price of the Company’s Class A common stock for 25 trading days immediately prior to the date a conversion notice is received by the Company.  The Company recorded a debt discount of $75,000 relating to the conversion features of the notes.  During the year ended August 31, 2013, none of the convertible notes were converted into Class A common stock.  For the year ended August 31, 2013, the Company recorded debt discount amortization of $16,027 and the carrying value of the notes as of August 31, 2013 was $16,027 (net of unamortized discounts of $58,973).

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

The Company uses a valuation pricing model to calculate the fair value of its derivative liabilities.  Key assumptions used to apply this model were as follows:

	Year ended	Year ended
	August 31, 2013	August 31, 2012
Expected term	0 to 12 months	1 to 12 months
Volatility	232%-922%	186% - 570%
Risk-free interest rate	0.02 - 0.19%	0.01 - 0.20%
Dividend yield	0%	0%

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended August 31, 2013:

Balance at September 1, 2012	$469,370
Issuance of derivative liabilities	2,759,830
Derecognition of derivative liabilities related to conversion of convertible debt	(1,308,480)
Gain on derivative liabilities	(496,605)
Balance at August 31, 2013	$1,424,115

9. Stockholders’ Deficit

Class A Common Stock

As a result of the rounding provision of the reverse stock splits, which stated that fractional shares always be rounded up to the nearest whole share, 361 new Class A common shares were issued during the year ended August 31, 2013.

During the year ended August 31, 2012, the Company converted debt and derecognized derivative liabilities totaling $1,892,844 into 1,829,997 pre-split (3,660 post-split), shares of restricted Class A Common Stock.

During the year ended August 31, 2012, the Company issued 9,131 pre-split (18 post-split), shares of restricted Class A Common Stock in partial satisfaction of costs associated with the King Solomon mining lease.

As of August 31, 2012, the Company was authorized to grant up to 3,322,160 pre-split (6,645 post-split), shares under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), of which 2,430,820 pre-split (4,862 post-split) had been issued as of August 31, 2012.  During the year ended August 31, 2012, 2,254,706 pre-split (4,509 post-split), shares of Class A Common Stock valued at $0.0001 to $0.0005 per share (the quoted market prices at the dates of the respective stock grants), were issued to employees and consultants for services rendered, which resulted in $978,217 being recorded as expense, $21,580 as prepaid expense, $450,207 as a reduction in accounts payable and $682,560 as a reduction in accrued liabilities.

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

During the year ended August 31, 2013, the Company converted debt and derecognized derivative liabilities totaling $1,870,545 into 12,136,178 post-split shares of restricted Class A Common Stock.

During the year ended August 31, 2013, the Company issued 86,250,000 pre-split (172,500 post-split) non-refundable shares of restricted Class A Common Stock in partial satisfaction of costs associated with the King Solomon mining lease renewal and in partial satisfaction of the acquisition of the Silver Wing and Champion properties.  The Company also issued 6,397,300 pre-split (12,795 post-split) shares of restricted Class A Common Stock in satisfaction of costs associated with the Brooklyn work commitment.

During the year ended August 31, 2013, 35,033,527 post-split shares of Class A Common Stock valued at $0.0005 to $230 per share (the quoted market prices at the dates of the respective stock grants), were issued to employees and consultants for services rendered, which resulted in $935,266 being recorded as expense, $38,740 as prepaid expenses, $557,194 as a reduction in accounts payable, and $1,420,122 as a reduction in accrued liabilities.

On April 18, 2013 the Company filed amendments to its two stock compensation plans.  The amendments provided for an additional 50,000,000 pre-split (100,000 post-split), Class A common stock shares to be available for issuance under each of the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan and the 2008 Stock Compensation Plan.  On August 5, 2013, the Company filed additional amendments which provided for an additional 20,000,000 post-split shares to be issued under each plan.  As of August 31, 2013, the Company is authorized to grant up to 20,146,644 shares under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), and 20,140,746 shares under the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan of which 7,038,378 have been issued as of August 31, 2013.

Common Stock Transactions Subsequent to August 31, 2013

Subsequent to August 31, 2013, the Company issued 309,295,910 shares of Class A Common Stock pursuant to the conversion of debt totaling $252,293.

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

Hennis filed a Motion for Summary Judgment on October 16, 2009.  On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707.  On September 22, 2010, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2012 and August 31, 2013.  On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which was accrued as of August 31, 2012.  However, in April 2012, the Court of Appeals remanded the award of attorney’s fees and therefore the accrual has been reduced by $58,989.

The Company filed motions for (a) a new trial on all or part of the issues; (b) an amendment of findings; and (c) an amendment of judgment pursuant to C.R.C.P. Rule 58(a).  On March 25, 2011, the court evoked C.R.C.P. 59(j) and denied the post-trial motions by not ruling on them.

The Company filed a Notice of Appeal with the Colorado Court of Appeals on January 7, 2011.  On April 5, 2012, the Colorado Court of Appeals affirmed the judgment ($345,603), however the order awarding plaintiffs their trial attorney fees ($58,989) and costs was vacated, and the case was remanded to the district court for further proceedings.  The Company filed a Petition for Rehearing in the Court of Appeals on April 9, 2012, which was denied on May 17, 2012. On December 6, 2013, the Court ordered a hearing be held to address the attorney fee issue.

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

Post Judgment Collection Actions by Hennis

On August 23, 2013, Hennis attempted to have a receiver appointed to take control over the Company by means of an Ex Parte Motion for the Appointment of a Receiver filed in Jefferson County, Colorado.  This motion was denied by the court on September 4, 2013.  The court’s order stated, “Should plaintiffs wish to pursue their Rule 66 motion, they should serve their complaint and motion upon defendant and, after service is effected, contact the court to request a forthwith hearing.”

On September 6, 2013, the Company was served, through its registered agent, with 1) Renewed Motion for Appointment of Receiver, and 2) Verified Complaint, seeking a judicial foreclosure, declaratory judgment, breach of fiduciary duties.

A hearing on the motion to appoint a receiver was held on November 12 and 15, 2013.  The motion to appoint a receiver was denied.  The Company has filed its answer and initial disclosures regarding the complaint regarding judicial foreclosure, declaratory judgment, breach of fiduciary duties, and awaits the court’s scheduling of a case management conference.

Recreation Properties, Thomas A. Warlick

On December 5, 2013, Recreation Properties, Thomas A. Warlick, President, served upon the Company, C. Stephen Guyer, and Lee R. Rice a Complaint alleging; 1) Default Upon a Promissory Note Payable, 2) Breach of Contract, Breach of Fiduciary Duty (Guyer and Rice), and Fraudulent Transfer Under CRS §§ 38-8-105(1)(b) & 106(1).  The Complaint seeks a judgment in favor of Recreation Properties, recovery of funds transferred to Guyer and Rice during the last four years preceding the complaint, and avoidance of the Deeds of Trust granted to Guyer and Rice.  The Company is preparing its answer to the Complaint, which is due on December 25, 2013.

11. Income Taxes

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended August 31, 2013 and 2012 is as follows:

	2013	2012
Expected income tax benefit at statutory rate	$2,184,882	$1,504,851
State taxes	156,063	107,489
Permanent differences	(758,330)	(503,458)
Other	(1,367)	(6,529)
Change in valuation allowance	(1,581,248)	(1,102,353)
Income tax benefit	$-	$-

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $16,558,000 as of August 31, 2013.  These NOLs expire in the years 2023 through 2032.  On June 17, 2007, a change in control occurred which may substantially limit utilization of net operating losses incurred prior to that date.

The Company’s deferred tax assets as of August 31, 2013 and 2012 are estimated as follows:

	2013	2012
Net operating losses	$6,209,065	$5,409,030
Property, plant and equipment	1,064,994	762,024
Stock-based compensation	1,777,530	1,299,287
Deferred tax assets	9,051,589	7,470,341
Valuation allowance	(9,051,589)	(7,470,341)
Net deferred tax assets	$-	$-

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

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of August 31, 2013, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of August 31, 2013 as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2013.  Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

Name and Address	Age	First Became Officer and/or Director	Postions(s)

Lee R. Rice 10920 W. Alameda Ave. Suite 201 Lakewood, CO 80226	69	July 2008	Director, President and CEO

C. Stephen Guyer 10920 W. Alameda Ave. Suite 201 Lakewood, CO 80226	60	February 2008	Director and CFO

Norman J. Singer1 885 S. Garfield St. Denver, CO 80209	72	September 2008	Director

_______________
1  Norman J. Singer resigned as a director on November 11, 2013.

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

Board Meetings

During the fiscal year ended August 31, 2013, we had three directors.  During the year fiscal year ended August 31, 2013, the Board held three meetings and took numerous actions by unanimous written consent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC.  To our knowledge, during the fiscal year ended August 31, 2013, based solely on a review of such materials as are required by the SEC, all required reporting is current and accurate.

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

The executive officers for most recent fiscal year ended August 31, 2013 are as follows.

Lee R. Rice, President, President, CEO
C. Stephen Guyer, Chief Financial Officer

Summary Compensation Table

The following table summarizes all compensation(1) recorded by us in the most recent fiscal years ended August 31, 2013 and 2011 for our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Nonqualified Deferred Compensation Earnings ($)	All other Compen- sation ($)	Total ($)
Lee R. Rice	2013	200,000							200,000
President, CEO	2012	60,000	24,000	-	-	-	-	-	84,000

C. Stephen Guyer,	2013	300,000							300,000
Chief Financial Officer	2012	300,000	50,000	-	-	-	-	-	350,000
____________________________
 (1) Compensation for our executive officers is generally recorded as an accrued but unpaid compensation liability in lieu of cash, or is paid through the issuance of Class A Common Stock pursuant to the 2008 Stock Compensation Plan.  In August 2013, the Company issued one-year restricted stock to Messrs Guyer and Rice for a significant portion of their accrued but unpaid compensation.  Messers Guyer and Rice have not received significant cash from the sale of Class A stock.  (See Notes to the Financial Statements for additional details.)

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

Unless terminated earlier by the Board, the 2008 Plan will expire on February 13, 2018. As of December 12, 2013, there are no outstanding options under the 2008 Plan, and 2,482(1) shares of Class A Common Stock has been issued under the 2008 Stock Incentive Plan.

2008 Non-Qualified Consultants & Advisors Stock Compensation Plan

On September 12, 2008, our Board of Directors approved the 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan (the “2008 Consultants Plan”).  The 2008 Consultants Plan is administered by our Compensation Committee of the Board of Directors, or if the we do not have a Compensation Committee, then a committee appointed by the Board which is to consist of one executive officer of the Company and at least one independent, non-employee member of the Board. If no committee is appointed, then the Board of Directors administers the plan. We currently do not have a Compensation Committee. Our Board has appointed C. Stephen Guyer, our Chief Financial Officer and Director, and Norman Singer, one of our independent Directors, to act as the committee to administer the 2008 Consultants Plan. As of December 12, 2013 we are authorized to issue up to 20,140,746(1) shares of our Class A Common Stock, subject to adjustment in case of a subdivision of our outstanding shares of Class A Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock.  One of the primary purposes of the 2008 Consultants Plan is to give our company the flexibility to pay for services with shares of our Class A common stock rather than with cash during our exploratory stage.

As of December 12, 2013, 2,210,338 1) shares of Class A Common Stock has been issued under the 2008 Consultants Plan.

2008 Stock Compensation Plan

In November, 2008, our Board of Directors approved the 2008 Employee & Director Stock Compensation Plan (“2008 Employee Plan”). The purpose of this plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company.  Considering that we are an exploratory mining company which faces challenging economic times and difficult capital markets, the Board of Directors believes that using our common stock is an important means of retaining and compensating employees and directors.  As of December 12, 2013 we are authorized to issue up to 20,146,6441) shares of our Class A Common Stock, subject to adjustment in case of a subdivision of our outstanding shares of Class A Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Class A Common Stock.  The 2008 Employee Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, one of whom is an independent director, or in the absence of such a committee, the 2008 Employee Plan is to be administered by the Board of Directors. Our Board of Directors appointed C. Stephen Guyer, our CFO, and Norman Singer, one of our independent directors, to the committee.  Any of our employees or directors are eligible to receive awards under this plan.

On April 18, 2011, the Board of Directors amended the 2008 Employee and Director Stock Compensation Plan to include awards to consultants and advisors as well as employees and directors.  On June 1, 2011, the Board of Directors changed the name of the plan to “2008 Stock Compensation Plan”

As of December 12, 2013, 4,828,034(1) shares of Class A Common Stock have been issued under the 2008 Stock Compensation Plan.
_____________________________________________
(1) Share amounts are adjusted for the 1 for 5,000 reverse stock split of September 12, 2012.

Outstanding Equity Awards at Fiscal Year-end.

None.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2013, with respect to the named executives listed in the Summary Compensation Table.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Retirement Plans and Benefits.

None.

Director Compensation

The following table summarizes all director compensation for our Executive officers in the most recent fiscal year ended August 31, 2013.   There are no other standard compensation arrangements in place and all directors are treated equally with respect to any compensation.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Total ($)
Lee R. Rice	-	-	-	-
C. Stephen Guyer	-	-	-	-
Norman Singer	-	-	-	-
______________________________

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

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by law. Specifically, our directors will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for:

●	any breach of the duty of loyalty to us or our stockholders;

●	acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law;

●	dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions;

●	violations of certain laws; or

●	any transaction from which the director derives an improper personal benefit.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Class A Common Stock as of December 12, 2013, by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Class A Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group.  Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Except as indicated, the address of each of the persons named in the table is that of the Company’s principal executive offices.

As of December 12, 2013, there were 1,000,000,000 shares of our Class A common stock authorized and 291,528,955 shares outstanding, and 500,000,000 shares of our Class B common stock authorized and 490,371,533 shares outstanding

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	12-Dec-13 Percentage of Class A Common Stock	Overall Voting Power**
C. Stephen Guyer	18,188,594	5.1%	74%
Lee R. Rice	11,676,703	3.3%	18%
Norman J. Singer	10,123	0.0%	*
All officers and directors (3 persons)	29,875,420	8.4%	0.0%
Total Affiliate	29,875,420	8.4%	92.0%
Total non-affiliate	326,787,146	91.6%	8.0%
Total Outstanding	356,662,566	100.0%	100.0%

* Less than 1% of total outstanding shares and overall voting power
** Overall voting power equals the number of Class A shares times 1 vote per share, plus the number of Class B shares times 100 votes per share

The following table sets forth certain information regarding the beneficial ownership of the Company’s Class B Common Stock as of December 12, 2013, by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Class B Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group.  Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Except as indicated, the address of each of the persons named in the table is that of the Company’s principal executive offices.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	12-Dec-13 Percentage of Class B Common Stock	Overall Voting Power**
C. Stephen Guyer	361,198,924	74.0%	74%
Lee R. Rice	90,049,649	18.0%	18%
Norman J. Singer	125,000	*	*
All officers and directors (3 persons)	451,373,573	92.0%	92.0%
Total Affiliate	451,248,573	92.0%	92.0%
Total non-affiliate	39,122,960	8.0%	8.0%
Total Outstanding	490,371,533	100.0%	100.0%

* Less than 1% of total outstanding shares and overall voting power
** Overall voting power equals the number of Class A shares times 1 vote per share, plus the number of Class B shares times 100 votes per share

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Loans from Officers

We have borrowed funds, including accrued interest, of $95,818 and $261,440 from our chief executive officer (“CEO”) and our chief financial officer (“CFO”), respectively.  In connection with the borrowings, we executed unsecured promissory notes (“Notes”) which were due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default).  The funds received in exchange for the Notes have primarily been used by us to finance working capital requirements.  On April 8, 2011, we secured the amounts owed to the CEO and CFO, with the Mill, and filed Second Deeds of Trust in San Juan County, Colorado.  In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are now due in their entirety on December 31, 2013.  None of the Notes are currently in default.

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

Item 14.    Principal Accountant Fees and Services

GHP Horwath, P.C. has served as Colorado Goldfields Inc.’s independent registered public accounting firm since November 8, 2007. The following discussion presents fees for services rendered for 2013 and 2012.

Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of Colorado Goldfields Inc.’s annual financial statements for the fiscal years ended August 31, 2013 and 2012, the reviews of the quarterly interim financial statements included in Colorado Goldfields’ Forms 10-Q for the fiscal years ended August 31, 2013 and 2012, and services rendered to issue consents required in certain of the Company’s registration statements.  The audit fees billed and expected to be billed (for the year ended August 31, 2013) to us by GHP Horwath, P.C. for the years ended August 31, 2013 and 2012, including out-of-pocket costs were approximately $63,000 and $48,000, respectively.  There were no audit related, tax, or other fees billed by GHP Horwath, P.C.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

See the Exhibit Index following the signature page of the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Colorado Goldfields Inc.

By:	/s/Lee R. Rice
Lee R. Rice
Chief Executive Officer

By:	/s/C. Stephen Guyer
C. Stephen Guyer
Chief Financial Officer & Principal Accounting Officer

December 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 16, 2013.

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

10.9	Amendment to 2008 Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on February 28, 2012 and incorporated herein by reference.
10.10	Contract for Purchase of the Silver Wing Mine dated October 31, 2012 between Colorado Goldfields Inc. and Jo Grant Mining, Co., Inc. Filed as Exhibit 10.1 to Form 8-K filed on November 6, 2012.
10.11	Contract for Purchase of the Champion Mine dated November 2, 2012 between Colorado Goldfields Inc. and Jo Grant Mining, Co., Inc. Filed as Exhibit 10.2 to Form 8-K filed on November 6, 2012.
10.12	Amendment to 2008 Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on December 12, 2013, and incorporated herein by reference.
10.13	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on December 12, 2013 and incorporated herein by reference.
10.14	Amendment to 2008 Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on April 18, 2013, and incorporated herein by reference.
10.15	Amendment to 2008 Non-Qualified Consultants & Advisors Stock Compensation Plan. Filed as exhibit 4.1 to Form S-8 filed on April 18, 2013, and incorporated herein by reference.
14	Code of Business Conduct and Ethics. Filed as Exhibit 14 to Form 8-K filed February 20, 2008, and incorporated herein by reference.
23.1	Consent Of Independent Registered Public Accounting Firm*
31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer.*
31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer.*
32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer.*
32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer.*
101††
The following financial statements from Colorado Goldfields Inc.'s Annual Report on Form 10-K for the year ended August 31, 2013 as filed with the SEC on December 16, 2013, formatted in XBRL, as follows:

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