Form 10-Q
period 2013-11-30
COLORADO GOLDFIELDS INC.
filed 2014-01-31
CIK 1344394

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 29, 2014
Class A Common Stock, $0.001 Par Value	356,662,566
Class B Common Stock (Restricted), $0.001 Par Value	490,371,533

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Colorado Goldfields Inc. (An Exploration Stage Company)
Balance Sheets

	November 30,	August 31,
	2013	2013
	(unaudited)
ASSETS
Current Assets
Cash	$2,124	$15,092
Prepaid expenses and other	-	48,558
Total Current Assets	2,124	63,650

Non-Current Assets
Property, plant and equipment, net (Note 3)	1,435,951	1,436,206
Mining rights and claims (Note 4)	150,000	152,604
Restricted cash (Note 3)	515,428	515,428
Deferred financing costs	23,996	43,790
Other	4,743	4,743
Total Non-Current Assets	2,130,118	2,152,771
Total Assets	$2,132,242	$2,216,421

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$601,540	$379,474
Accrued liabilities	844,998	655,075
Convertible notes, less unamortized discount of $262,868
and $386,601 (Note 7)	392,525	284,856
Derivative liabilities (Note 8)	1,188,336	1,424,115
Promissory notes payable, including accrued interest (Note 6)	122,930	119,248
Notes payable, including accrued interest - related parties (Note 5)	361,831	357,258
Mortgage notes payable, including accrued interest (Note 3)	191,317	200,578
Total Current Liabilities	3,703,477	3,420,604

Non-Current Liabilities
Asset retirement obligation	515,500	515,500
Total Non-Current Liabilities	515,500	515,500
Total Liabilities	4,218,977	3,936,104

Commitments and Contingencies (Note 10)

Stockholders' Deficit (Note 9)
Class A common stock, 1,000,000,000 shares authorized, $0.001 par value;
356,662,566 and 47,366,656 issued and outstanding, respectively	356,663	47,367

Class B common stock, 500,000,000 shares authorized, $0.001 par value;
490,371,533 shares issued and outstanding, respectively	-	-

Additional paid in capital	28,010,100	28,050,044
Donated capital	29,250	29,250
Deficit accumulated during the exploration stage	(30,482,748)	(29,846,344)
Total Stockholders' Deficit	(2,086,735)	(1,719,683)
Total Liabilities and Stockholders' Deficit	$2,132,242	$2,216,421

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Accumulated
			from February 11,
	For the Three	For the Three	2004
	Months Ended	Months Ended	(Date of Inception)
	November 30, 2013	November 30, 2012	to November 30, 2013

Revenue	$-	$-	$-

Operating expenses

Donated rent	-	-	9,750
Donated services	-	-	19,500
General and administrative	248,608	418,968	17,134,295
Mineral property and exploration costs	77,618	782,342	4,646,766
Professional fees	124,089	41,468	2,269,161

Total operating expenses	(450,315)	(1,242,778)	(24,079,472)

Other income (expense)
Other income	1,350	2,950	196,120
Interest income	-	-	33,781
Gain (loss) on derivative liabilities	83,333	98,310	647,441
Interest expense	(270,772)	(361,169)	(7,280,618)

Total other expense	(186,089)	(259,909)	(6,403,276)

Net Loss	$(636,404)	$(1,502,687)	$(30,482,748)
Net Loss Per Common Share - Basic and Diluted	*	$(40.95)
Weighted Average Number of Common Shares Outstanding	184,865,298	36,695

*Amount is less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Three	For the Three	February 11, 2004
	Months Ended	Months Ended	(Date of Inception) to
	November 30, 2013	November 30, 2012	November 30, 2013

Cash Flows Used in Operating Activities:

Net loss	$(636,404)	$(1,502,687)	$(30,482,748)

Adjustments to reconcile net loss to net cash used in
operating activities:
Donated services and rent	-	-	29,250
Amortization of debt discount and deferred financing costs	207,455	336,529	6,496,584
Depreciation and amortization	255	1,153	151,925
Gain on derivative liabilities	(83,333)	(98,310)	(647,441)
Impairment of mining rights	2,604	21,910	470,000
Stock issued for services	48,558	251,110	11,550,935
Stock issued for Champion and Silver Wing Mines	-	-	185,000
Stock-based compensation - options	-	-	899,303
Accrued interest	62,062	23,411	628,000
Accretion expense on asset retirement obligation	-	-	191,635
Gain on sale of property, plant and equipment	-	-	(92,792)
Change in operating assets and liabilities:
Increase in restricted cash	-	-	(515,428)
Increase in prepaid expenses and other	-	-	(91,062)
Increase in accounts payable	222,066	771,552	3,615,410
Increase in accrued liabilities	166,769	149,250	2,923,796
Increase in other assets	-	-	(4,743)
Net cash used in operating activities	(9,968)	(46,082)	(4,692,376)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	-	-	240,632
Acquisition of property, plant and equipment		(43,805)	(764,602)
Net cash used in investing activities	-	(43,805)	(523,970)

Cash Flows from Financing Activities:
Advances received	-	-	405,733
Repayment of advances	-	-	(405,733)
Proceeds from notes from related parties	-	-	581,452
Repayment of advances from related party	-	-	(20,596)
Proceeds from note payable	-	-	124,000
Repayment of notes payable	-	(3,166)	(702,819)
(Cost) proceeds from issuance of convertible debt	(3,000)	105,000	2,471,297
Loan acquisition costs		(13,500)	(293,928)
Proceeds from exercise of warrants	-	-	570
Net proceeds from issuance of common stock	-	-	3,058,494
Net cash (used in) provided by financing activities	(3,000)	88,334	5,218,470

(Decrease) increase in cash	(12,968)	(1,553)	2,124

Cash - Beginning of Period	15,092	6,093	-

Cash - End of Period	$2,124	$4,540	$2,124

Supplemental Disclosures:
Interest paid	$909	$999	$103,094

Non-cash investing and financing activities:
Exchange of accounts payable and accrued liabilities for debt	$-	$-	$246,036
Issuance of common stock to satisfy accounts payable	$-	$80,493	$2,180,268
Issuance of common stock to satisfy accrued liabilities	$-	$125,400	$2,102,682
Issuance of common stock for prepaid expenses	$-	$-	$550,159
Issuance of common stock for mining rights	$-	$62,500	$620,000
Issuance of common stock for work commitment	$-	$660,834	$660,834
Exchange of convertible debt for common shares	$269,352	$414,721	$6,911,379
Exchange of mortgage payable for convertible debt	$15,000	$-	$360,984
Exchange of property, plant and equipment for
accounts payable	$-	$-	$2,750
Forgiveness of related party debt and accrued interest	$-	$-	$288,361
Change in estimate of asset retirement obligation	$-	$-	$176,135

Acquisition of land and building:
Cash paid	$-	$-	$250,677
Mortgage note given to seller	$-	$-	$650,000
Asset retirement obligation assumed	$-	$-	$500,000
Assets acquired	$-	$-	$1,400,677

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc. (An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
From February 11, 2004 (Date of Inception) to November 30, 2013

							Deficit
							Accumulated	Total
	Class A		Class B		Additional		During the	Stockholders'
	Common Stock		Common Stock		Paid in	Donated	Exploration	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Capital	Stage	Equity

Balances - February 11, 2004 (Date of inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	21	-	-	-	2,500	-	-	2,500
Donated services and rent	-	-	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	-	-	(5,898)	(5,898)

Balances - August 31, 2004	21	$-	-	$-	$2,500	$4,500	$(5,898)	$1,102
Issuance of common stock for cash	25	-	-	-	53,750	-	-	53,750
Donated services and rent	-	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	-	(35,319)	(35,319)

Balances - August 31, 2005	46	$-	-	$-	$56,250	$13,500	$(41,217)	$28,533
Donated services and rent	-	-	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	-	-	(36,148)	(36,148)

Balances - August 31, 2006	46	$-	-	$-	$56,250	$22,500	$(77,365)	$1,385
Donated services and rent	-	-	-	-	-	6,750	-	6,750
Net loss	-	-	-	-	-	-	(300,193)	(300,193)

Balances - August 31, 2007	46	$-	-	$-	$56,250	$29,250	$(377,558)	$(292,058)
Issuance of common stock for cash (net of offering costs
of $282,231)	4	-	-	-	3,002,244	-	-	3,002,244
Shares issued for services	4	-	-	-	869,739	-	-	869,739
Stock-based compensation - options	-	-	-	-	895,209	-	-	895,209
Net loss	-	-	-	-	-	-	(3,721,021)	(3,721,021)

Balances - August 31, 2008	54	$-	-	$-	$4,823,442	$29,250	$(4,098,579)	$754,113
Shares issued for services	148	-	-	-	4,241,283	-	-	4,241,283
Issuance of common stock to satisfy accounts payable	12	-	-	-	370,015	-	-	370,015
Stock-based compensation - options	-	-	-	-	4,094	-	-	4,094
Stock issued to beneficial owners of Class A Common Stock	-	-	35,732,285	-	-	-	-	-
Forgiveness of related party debt and accrued interest	-	-	-	-	288,361	-	-	288,361
Net loss	-	-	-	-	-	-	(5,281,857)	(5,281,857)
Balances - August 31, 2009	214	$-	35,732,285	$-	$9,727,195	$29,250	$(9,380,436)	$376,009
Shares issued for services	368	-	-	-	1,950,760	-	-	1,950,760
Issuance of common stock to satisfy accounts payable	58	-	-	-	343,828	-	-	343,828
Shares issued for mining rights	50	-	-	-	407,500	-	-	407,500
Shares issued for convertible debt	19	-	-	-	107,136	-	-	107,136
Stock issued to beneficial owners of Class A Common Stock	-	-	5,012,068	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,660,418)	(3,660,418)

Balances - August 31, 2010	709	$-	40,744,353	$-	$12,536,419	$29,250	$(13,040,854)	$(475,185)
Shares issued for services	1,207	1	-	-	2,424,286	-	-	2,424,287
Issuance of common stock to satisfy accounts payable	233	-	-	-	459,024	-	-	459,024
Shares issued for convertible debt	859	1	-	-	2,771,501	-	-	2,771,502
Shares issued for mining rights	100	-	-	-	150,000	-	-	150,000
Stock issued to officers	-	-	449,623,244	-	-	-	-	-
Class B warrants exercised and shares issued	-	-	3,936	-	570	-	-	570
Net loss	-	-	-	-	-	-	(6,163,394)	(6,163,394)

Balances - August 31, 2011	3,108	$2	490,371,533	$-	$18,341,800	$29,250	$(19,204,248)	$(833,196)
Shares issued for services	2,236	2	-	-	999,795	-	-	999,797
Issuance of common stock to satisfy accounts payable	1,026	1	-	-	450,206	-	-	450,207
Issuance of common stock to satisfy accrued liabilities	1,265	1	-	-	682,559	-	-	682,560
Shares issued for convertible debt	3,660	4	-	-	1,892,840	-	-	1,892,844
Net loss	-	-	-	-	-	-	(4,299,576)	(4,299,576)

Balances - August 31, 2012	11,295	$10	490,371,533	$-	$22,367,200	$29,250	$(23,503,824)	$(1,107,364)
Shares issued to round fractional shares due to stock split	361	-	-	-	-	-	-	-
Shares issued for services	4,967,177	4,967	-	-	969,039	-	-	974,006
Shares issued for mining rights	500	1	-	-	62,499	-	-	62,500
Shares issued for Champion and Silver Wing Mines	172,000	172	-	-	184,828	-	-	185,000
Issuance of common stock to satisfy accounts payable	2,077,602	2,078	-	-	555,116	-	-	557,194
Issuance of common stock to satisfy accrued liabilities	27,988,748	27,989	-	-	1,392,133	-	-	1,420,122
Issuance of common stock for work commitment	12,795	13	-	-	660,821	-	-	660,834
Shares issued for convertible debt	12,136,178	12,137	-	-	1,858,408	-	-	1,870,545
Net loss	-	-	-	-	-	-	(6,342,520)	(6,342,520)
Balances - August 31, 2013	47,366,656	$47,367	490,371,533	$-	$28,050,044	$29,250	$(29,846,344)	$(1,719,683)

Shares issued for convertible debt	309,295,910	309,296	-	-	(39,944)	-	-	269,352
Net loss	-	-	-	-	-	-	(636,404)	(636,404)
Balances - November 30, 2013 (unaudited)	356,662,566	$356,663	490,371,533	$-	$28,010,100	$29,250	$(30,482,748)	$(2,086,735)

The accompanying notes are an integral part of these financial statements

Colorado Goldfields Inc.  (An Exploration Stage Company)
Notes to the Unaudited Financial Statements

November 30, 2013

1.           Organization, Nature of Business, Going Concern and Management’s Plans

Organization and Nature of Business

Colorado Goldfields Inc. (the “Company”) was incorporated in the State of Nevada on February 11, 2004, under the name of Garpa Resources, Inc. On June 18, 2007, the Company changed its name to Colorado Goldfields Inc. (the “Company”). The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises.” The Company’s principal business is the reactivation of a mill facility, and acquisition and exploration of mineral resources.  The Company has not presently determined whether the properties it has acquired and intends to acquire contain mineral reserves that are economically recoverable.

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Since its inception in February 2004, the Company has not generated revenue and has incurred net losses.  The Company has a working capital deficit of $3,701,353 at November 30, 2013, has incurred net losses of $636,404 and $1,502,687 for the three months ended November 30, 2013 and 2012, respectively, and has an accumulated deficit during the exploration stage of $30,482,748 for the period from February 11, 2004 (inception) through November 30, 2013.  Accordingly, it has not generated cash flows from operations and has primarily relied upon equity financing, advances from officers, promissory notes, and advances from unrelated parties to fund its operations.

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

The conditions specified by the DRMS regard the ninth EPF, which is the Mill Tailings Repository.  The DRMS requested 1) additional geotechnical substrate stability analysis, 2) structure specific engineering designs for the cover of the repository, 3) analysis of the repository’s reserve capacity, 4) recalculation of financial warranty.  The Company estimates that the conditions will be satisfied by June 2014. Satisfaction of the remaining permit conditions is dependent upon the Company receiving sufficient project-level funding.

The Company currently faces a severe working capital shortage and is not presently generating any revenues.  The Company will need to obtain additional capital to fund its operations, continue mining exploration activities, fulfill its obligations under its mineral property lease/option agreements, and satisfy existing creditors.  In addition, the Company’s ability to continue as a going concern is subject to the successful resolution of outstanding litigation (Note 10.)

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

During the year ended August 31, 2013 and through November 30, 2013, the Company entered into various convertible debt funding arrangements described below that provided a total of $954,304 in capital.

During the year ended August 31, 2013 and through November 30, 2013, the Company entered into funding arrangements with an institutional investor (the “Delaware Partnership Investor”), under which the Delaware Partnership Investor has provided convertible debt financing to the Company of $412,000 ($15,000 during the three months ended November 30, 2013) (Note 7).

During the years ended August 31, 2013 and through November 30, 2013, the Company also entered into funding arrangements for a total of $220,820 (nil during the three months ended November 30, 2013), with a group of New York private investors in the form of convertible notes (Note 7).

During the year ended August 31, 2013 and through November 30, 2013, the Company entered into funding arrangements with a New York Alternative Investment Firm, under which the investors have provided convertible debt financing to the Company of $246,484 (nil during the three months ended November 30, 2013) (Note 7).

During the year ended August 31, 2013 and through November 30, 2013, the Company entered into funding arrangements with a San Diego private investor, under which the investor has provided convertible debt financing to the Company of $75,000 (nil during the three months ended November 30, 2013) (Note 7).

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

2.           Summary of Significant Account Policies

Basis of Presentation

The accompanying interim financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at November 30, 2013 and the results of operations and cash flows of the Company for the three months ended November 30, 2013 and 2012, respectively.  Operating results for the three months ended November 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2014.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended August 31, 2013, which may be retrieved from the SEC.

 Basic and Diluted Net Loss per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of shares of the Class A Common Stock outstanding (denominator) during the period.  During the year ended August 31, 2011, the Company issued shares of Class B Common Stock, which are not publicly-traded.  The Class B Common Stock share dividends equally with Class A Common Stock, and are defined as participating securities under US GAAP; however, they have no contractual obligation to share in losses of the Company.  The Company has therefore not included the Class B Common Stock in determining basic EPS.  Diluted EPS gives effect to all potential dilutive common shares outstanding during the periods using the treasury stock method (for options and warrants) and the two-class method (for Class B common stock).  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the three months ended November 30, 2013 and 2012, the effect of the conversion of outstanding debt and Class B common shares would have been anti-dilutive.

The following table represents the potential dilutive securities excluded from the calculation of diluted loss per share.

	November 30, 2013	November 30, 2012
Class B Common Stock	490,371,533	490,371,533
Convertible debt	14,265,953,226	14,570

Effective September 12, 2012, the Financial Regulatory Authority, Inc. (“FINRA”), approved a 1 for 5,000 reverse stock split.  All references to Class A common stock in these financial statements have been adjusted to reflect the post-reverse split amounts.

Effective May 13, 2013 the FINRA approved a further 1 for 500 reverse stock split.  All references to Class A common stock in these financial statements have been adjusted to reflect the post-reverse split amounts.

Mining Rights and Claims

The Company has determined that its mining rights and claims meet the definition of mineral rights, as defined by accounting standards, and are tangible assets.  As a result, the costs of mining rights are initially capitalized as tangible assets when purchased.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves.  The Company’s rights to extract minerals are contractually limited by time.  However, the Company has the ability to extend the leases (Note 4).  For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period.  The Company recorded impairment charges of approximately $2,604 and $21,910 during the three months ended November 30, 2013 and 2012, respectively.

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

As of November 30, 2013, the Company had the following financial assets and liabilities that are measured at fair value:

	Level 1	Level 2	Level 3
Restricted cash	-	$515,428	-
Derivative liabilities	-	$1,188,336	-

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

Asset Retirement Obligation

The fair value of a liability for an asset retirement obligation is required to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made.  In connection with the Company’s acquisition of the Mill in June 2007, an asset retirement obligation of $500,000 was estimated and recorded.  The associated asset retirement costs were capitalized as part of the carrying amount of the Mill (See Note 3).  Accretion expense is recorded in each subsequent period to recognize the estimated changes in the liability resulting from the passage of time.  The Company recorded no accretion expense for either the three months ended November 30, 2013 or 2012, respectively.  Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

During fiscal year 2012, the Company re-evaluated the original fair value of the asset retirement obligation as it relates to the Mill.  Unique to this asset, the reclamation permit for the Mill requires that the cost of retirement (reclamation), be calculated by the DRMS on a continuing basis, and a financial warranty be provided to guarantee that obligation.

As of November 30, 2013, the State of Colorado Division of Reclamation, Mining, and Safety has determined that $515,130 would be required to close and reclaim the asset and the Company has placed those funds as cash held as a restricted cash deposit with the State of Colorado. As of the date of this report, the Company is unaware of any condition that would cause an increase in that amount.

Recent Accounting Pronouncements

Management has evaluated recently issued accounting pronouncements to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company's financial statements.

3.           Property, Plant and Equipment

On June 29, 2007, the Company acquired the Mill located in Howardsville, Colorado. The cost of the Mill was $1,400,677.  In connection with the acquisition, the Company entered into a $650,000 mortgage with the seller, which is collateralized by the mill property and bears interest at 12% per year.  All unpaid principal was originally due June 29, 2009.  The due date on the mortgage was extended and was due in full on December 1, 2013, and is currently in default.  During the three months ended November 30, 2013, $15,000 of the mortgage was paid through the issuance of convertible notes (Note 7).

Interest expense in connection with the Mill mortgage for the three months ended November 30, 2013 and 2012 was $5,739 and $13,295, respectively.

In connection with the acquisition of the Mill, the Company replaced a financial warranty that the seller had provided to the DRMS in the amount $318,654.  During the 2011 fiscal year, the DRMS required and the Company provided an additional $196,476 of financial warranty.  As of November 30, 2013, the total funds, which are held as a restricted cash deposit with the State of Colorado, related to the Mill financial warranty is $515,130.

Property, plant and equipment consist of the following as of November 30, 2013 and August 31, 2013:

	November 30, 2013	August 31, 2013
Computer equipment	$5,179	$5,179
Mobile mining equipment	5,000	5,000
Land and mill	1,434,846	1,434,846
	1,445,025	1,445,025
Less accumulated depreciation	(9,074)	(8,819)
	$1,435,951	$1,436,206

Depreciation expense was $255 and $1,153 for the three months ended November 30, 2013 and 2012, respectively.  Property, plant and equipment are depreciated on a straight line basis over their estimated useful lives ranging from three to five years.  However, a significant portion of the Company’s property, plant and equipment has not yet been placed in service and accordingly is not being depreciated.

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

5.           Notes payable – related parties

As of November 30, 2013, the Company has notes payable to related parties, including accrued interest, of $96,993 and $264,838 with its chief executive officer (“CEO”) and its chief financial officer (“CFO”), respectively.  In connection with the borrowings, the Company executed unsecured promissory notes (“Notes”) which are due six months from the dates of issue and accrue interest at 6.5% per annum (or 18% per annum, if the Notes are in default).  The funds received in exchange for the Notes have primarily been used by the Company to finance working capital requirements.

On April 8, 2011, the Company secured the amounts owed to the CEO and CFO, with the Mill, and filed Second Deeds of Trust in San Juan County, Colorado.  In connection with the Deeds of Trust, all of the individual Notes were combined into two promissory Notes, and are due in their entirety on December 31, 2013.  These notes are currently in default.  During the three months ended November 30, 2013 and 2012 the Company recorded interest expense of $4,573 for both periods, respectively.

6.           Promissory notes payable

On September 12, 2011, the Company entered into a settlement agreement and mutual general release with an individual that had originally filed a breach of contract complaint against the Company in November 2009 (the “Plaintiff”) and the Company agreed to pay the Plaintiff $80,000 with interest of 8.00% per annum due in full on September 12, 2013.  The Company has recorded interest expense of $3,288 and $1,596 for the three months ended November 30, 2013 and 2012, respectively.  The Company did not pay the note when it was due and interest is now being accrued at the default rate of 18%.

On December 22, 2011, the Company entered into a promissory note with one of its vendors in exchange for $24,000.  The promissory note bears interest at 6.5% per annum and was due on June 22, 2012.  In June 2012, the note was extended, and was extended again on December 30, 2012 and is now due on December 31, 2013.  All other terms remained the same.  In exchange for extension of the due date, the note is now secured by a Deed of Trust on the Company’s Pride of the West Mill.  If the Company fails to pay off the note on its due date, the entire principal and accrued interest will bear interest at 18% per annum.  The note is currently in default.  The Company recorded interest expense of $394 and $389 for the three months ended November 30, 2013 and 2012, respectively.

7.           Convertible notes

Delaware Partnership Investor

At September 1, 2013, the Company owed the Delaware Partnership Investor $113,195 (net of unamortized discounts of $183,712), under multiple funding arrangements.  During the three months ended November 30, 2013, the Company issued 1 convertible note under a funding arrangement with the Delaware Partnership Investor, totaling $15,000 which bears interest at 10% per annum and matures on September 30, 2014.  Proceeds from the note were used to reduce the mill mortgage.  The note is convertible at any time, at the option of the holder, into shares of Class A common stock of the Company at conversion rates of 40% of the average of the two lowest, or single, volume-weighted average closing prices of the Company’s Class A common stock for the ten trading days immediately prior to the date a conversion notice is received by the Company.  The Company recorded a discount in the amount of $15,000 related to the conversion features on the note issued during the three months ended November 30, 2013 (Note 8).  During the three months ended November 30, 2013, $29,976 of the convertible notes were converted into common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  During the three months ended November 30, 2013, the Company recorded $69,527 of debt discount amortization and the carrying value of the notes was $168,479 (net of unamortized discounts of $114,121) as of November 30, 2013.  On June 18, 2013, the Company secured $278,802 of the amounts owed to the Delaware Partnership Investor, with the Mill, which was filed in San Juan County on September 12, 2013.

New York Private Investors

At September 1, 2013, the Company owed the New York Private Investors $92,517 (net of unamortized discount of $94,103), under multiple funding arrangements.  The notes are under funding arrangements with the group of New York Private Investors, bearing interest at 8% per annum and with maturities between October 25, 2013 and May 29, 2014.  The notes are convertible at any time after 180 days from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at conversion rates of 35%, 45% and 51% of the average of the three lowest volume-weighted average closing prices of the Company’s Class A common stock for the ten or thirty trading days immediately prior to the date a conversion notice is received by the Company.  During the three months ended November 30, 2013, $18,800 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  For the three months ended November 30, 2013, the Company recorded debt discount amortization of $48,643 and the carrying value of the notes as of November 30, 2013 was $122,359 (net of unamortized discounts of $45,461).

New York Alternative Investment Firm

At September 1, 2013, the Company owed the New York Alternative Investment Firm $63,117 (net of unamortized discount of $49,813), under multiple funding arrangements, bearing interest at 12% per annum, with maturities between December 13, 2013 and April 8, 2014.   Proceeds from two of the notes were used to reduce the mill mortgage by $175,984, and are convertible into shares of Class A common stock.  The remaining two notes mature on February 8, 2014.  The four notes are convertible at any time from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of 45% of the lowest volume-weighted average closing prices of the Company’s Class A common stock for the five trading days immediately prior to the date a conversion notice is received by the Company.  During the three months ended November 30, 2013, $24,585 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  For the three months ended November 30, 2013, the Company recorded debt discount amortization of $24,555 and the carrying value of the notes as of November 30, 2013 was $71,401 (net of unamortized discounts of $65,498).

San Diego Private Investor

At September 1, 2013, the Company owed the San Diego Private Investor $16,027 (net of unamortized discount of $58,973).  The notes are interest free for the first three months, then a one-time interest charge of 12% is applied to the principal balance.  The notes mature on April 10, 2014, June 4, 2014 and August 28, 2014 and are convertible at any time from the date of the note’s execution, at the option of the holder, into shares of Class A common stock of the Company at a conversion rate of the lesser of $1.25 post-split or 60% of the lowest closing price of the Company’s Class A common stock for 25 trading days immediately prior to the date a conversion notice is received by the Company.  During the three months ended November 30, 2013, $6,925 of the convertible notes were converted into Class A common stock (any unamortized debt discount related to the converted notes was immediately charged to interest expense on the day the notes were converted).  For the three months ended November 30, 2013, the Company recorded debt discount amortization of $18,009 and the carrying value of the notes as of November 30, 2013 was $30,286 (net of unamortized discounts of $37,789).

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

The Company uses a valuation pricing model to calculate the fair value of its derivative liabilities.  Key assumptions used to apply this model were as follows:

	Three months ended	Year ended
	November 30, 2013	August 31, 2013
Expected term	0 to 12 months	0 to 12 months
Volatility	494%-631%	232% - 922%
Risk-free interest rate	0.02 - 0.16%	0.02 - 0.19%
Dividend yield	0%	0%

The following table represents the Company’s derivative liability activity for the embedded conversion features for the three months ended November 30, 2013:

Balance at September 1, 2013	$1,424,115
Issuance of derivative liabilities	34,500
Derecognition of derivative liabilities related to conversion of convertible debt	(186,946)
Gain on derivative liabilities	(83,333)
Balance at November 30, 2013	$1,188,336

9.           Stockholders’ Deficit

Class A Common Stock

During the three months ended November 30, 2013, the Company converted debt and derecognized derivative liabilities totaling $269,352 into 309,295,910 shares of restricted Class A Common Stock.

On April 18, 2013 the Company filed amendments to its two stock compensation plans.  The amendments provided for an additional 50,000,000 pre-split (100,000 post-split), Class A common stock shares to be available for issuance under each of the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan and the 2008 Stock Compensation Plan.  On August 5, 2013, the Company filed additional amendments which provided for an additional 20,000,000 post-split shares to be issued under each plan.  As of November 30, 2013, the Company is authorized to grant up to 20,146,644 shares under the 2008 Stock Compensation Plan (formerly the 2008 Employee Stock Compensation Plan), and 20,140,746 shares under the 2008 Non-qualified Consultants and Advisors Stock Compensation Plan of which 7,038,378 have been issued as of November 30, 2013.

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

Hennis filed a Motion for Summary Judgment on October 16, 2009.  On September 2, 2010, the court granted partial summary judgment in favor of Mr. Hennis and awarded him damages of $230,707.  On September 22, 2010, the court awarded additional damages in the amount of $114,896 to Mr. Hennis for a total of $345,603, which has been recorded as an accrued liability by the Company as of August 31, 2013 and November 30, 2013.  On March 25, 2011, the court awarded an additional $58,989 to Hennis for attorney’s fees, which was accrued as of August 31, 2012.  However, in April 2012, the Court of Appeals remanded the award of attorney’s fees and therefore the accrual has been reduced by $58,989.

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

A hearing on the motion to appoint a receiver was held on November 12 and 15, 2013.  The motion to appoint a receiver was denied on November 19, 2013.  The Company has filed its answer and initial disclosures regarding the underlying complaint regarding judicial foreclosure, declaratory judgment, breach of fiduciary duties, and awaits the court’s scheduling of a case management conference.

On December 20, 2013, Hennis filed a Motion with the Court seeking Judgment on the Pleadings, Alternatively for Summary Judgment, as to Plaintiffs’ First Claim for Relief, that claim being a judicial foreclosure of Defendant’s assets.

On January 6, 2014, Hennis filed a Notice of Appeal with the Colorado Court of Appeals appealing the Court’s November 19, 2013, denial of Hennis’ Renewed Motion for Appointment of Receiver.

Recreation Properties, Thomas A. Warlick

On December 5, 2013, Recreation Properties, Thomas A. Warlick, President, served upon the Company, C. Stephen Guyer (“Guyer”), and Lee R. Rice (“Rice”) a Complaint alleging; 1) Default Upon a Promissory Note Payable, 2) Breach of Contract, Breach of Fiduciary Duty (Guyer and Rice), and 3) Fraudulent Transfer Under CRS §§ 38-8-105(1)(b) & 106(1).  The Complaint seeks a judgment in favor of Recreation Properties, recovery of funds transferred to Guyer and Rice during the last four years preceding the complaint, and avoidance of the Deeds of Trust granted to Guyer and Rice.

The Company filed its answer on December 26, 2013.  On the same date, the Company filed a Motion to Consolidate this case with the Hennis action described above. On January 24, 2014, the court granted the Company's Motion to Consolidate.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Colorado Goldfields Inc. (the “Company”).

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of and for the years ended August 31, 2013 and 2012, as well as our future results. It consists of the following subsections:

●
“Results and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2014;

●	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

●	“Results of Operations and Comparison”,” which sets forth an analysis of the operating results for the three months ended November 30, 2013 and 2012;

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

Results and Plan of Operation

On September 6, 2013, the Company was served, through its registered agent, with 1) Renewed Motion for Appointment of Receiver, and 2) Verified Complaint, seeking a judicial foreclosure, declaratory judgment, breach of fiduciary duties by Todd C. Hennis and related entities as Plaintiff.

A hearing on the Motion to Appoint a Receiver was held on November 12 and 15, 2013.  The motion to appoint a receiver was denied on November 19, 2013.  See “Legal Proceedings” for additional details regarding this litigation.

On December 5, 2013, Recreation Properties, Thomas A. Warlick, President, served upon the Company, C. Stephen Guyer, and Lee R. Rice a Complaint alleging; 1) Default Upon a Promissory Note Payable, 2) Breach of Contract, Breach of Fiduciary Duty (Guyer and Rice), and 3) Fraudulent Transfer Under CRS §§ 38-8-105(1)(b) & 106(1).  The Complaint seeks a judgment in favor of Recreation Properties, recovery of funds transferred to Guyer and Rice during the last four years preceding the complaint, and avoidance of the Deeds of Trust granted to Guyer and Rice.  See “Legal Proceedings” for additional details regarding this litigation.

Our entire plan of operation is of course subject to the successful resolution of the legal actions brought by Todd C. Hennis and Thomas A. Warlick.

Plan of Operation

Our plan of operation for fiscal 2014 is to: 1) acquire funding for our operations and mining exploration program, 2) complete all necessary permitting requirements, 3) bring the Mill into operation, and 4) commence milling of ore,

The following discussion updates our plan of operation for the foreseeable future.  The discussion also summarizes the results of our operations for the three months ended November 30, 2013 and compares those results to the three months ended November 30, 2012.

During the first quarter of fiscal 2014, we continued to experience the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.  Furthermore, enormous time was consumed in defense of the litigation brought by Todd Hennis and his entities and Thomas A. Warlick and his entity Recreation Properties, Inc.  Operations of the Company have been entirely disrupted by this litigation.

Operations at the Pride of the West Mill:

During the quarter ended November 30, 2013, we continued the very specific analysis to satisfy conditions that were imposed on full permit approval by the DRMS.  The core of the permit consists of nine Environmental Protection Faculties (“EPFs”), which are: 1) Mill Building, 2) Ore Stockpile Area, 3) Laboratory Facility, 4) Leach Plant Building, 5) Flood Protection Dike, 6) Plant Waste Water Disposal, 7) Groundwater intercept Drain, 8) Upland Stormwater Intercept Ditch, 9) Mill Tailings Repository.

The conditions specified by the DRMS regard the ninth EPF, the Mill Tailings Repository and simply request additional geotechnical substrate stability analysis, structure specific engineering designs for the cover of the repository, the repository’s reserve capacity, and the always on-going recalculation of financial warranty.  Management believes that these conditions will be satisfied by the end of June 2014.  However, operations within the approved areas have been rapidly initiated.

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

On October 31, 2013, the contracts for purchase of the Champion and Silver Wing Mines expired unconsummated.  We currently anticipate that these contracts may be subject to renegotiation.  Therefore, until this occurs, the Company does not own the Champion Mine or Silver Wing Mine.

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

Since its inception in February 2004, we have not generated revenue and have incurred net losses.  We have a working capital deficit of $3,701,353 at November 30, 2013, have incurred net losses of $636,404 and $1,502,687 for the three months ended November 30, 2013 and 2012, respectively, and have an accumulated deficit during the exploration stage of $30,482,748 for the period from February 11, 2004 (inception) through November 30, 2013.  Accordingly, we have not generated cash flows from operations and have primarily relied upon equity financing, advances from officers, promissory notes, and advances from unrelated parties to fund our operations.

We currently have minimal cash on hand.  Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services.  Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to develop and commence mining operations.  Our significant capital requirements for the foreseeable future are: payment of $191,317 on a mortgage note and accrued interest, which is collateralized by the Mill (due December 1, 2013 and currently in default), payment on notes payable to related parties including accrued interest totaling $361,831, payment of amounts related to the Hennis and Warlick litigation of $521,000, re-activation expenses for the Mill (approximately $3 million), and our corporate overhead expenses.

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

Results of Operations

Three Months Ended November 30, 2013 compared to the Three Months Ended November 30, 2012

For the three months ended November 30, 2013, we incurred a net loss of approximately $636,000 compared to a net loss of approximately $1,503,000 for three months ended November 30, 2012; a 58% decrease of $867,000.

Mineral property and exploration costs were $78,000 and $782,000 for the three months ended November 30, 2013 and 2012, respectively.  The decrease of $704,000 was primarily due to settlement costs associated with the Brooklyn lease expenses fiscal year 2013, and the cessation of work due to the litigation brought by Todd C. Hennis and Thomas A. Warlick.

Professional fees increased $83,000 from $41,000 for the three months ended November 30, 2012 to $124,000 for the three months ended November 30, 2013.  The increase was due to legal fees associated with to the litigation brought by Todd C. Hennis and Thomas A. Warlick.

General and administrative costs were approximately $249,000 and $419,000 for the three months ended November 30, 2013 and 2012, respectively, a 41% decrease of $170,000.  The decrease was due primarily to the specific reasons presented below.

Consulting expenses were zero and $87,000 for the three months ended November 30, 2013 and 2012, respectively.  The decrease is due to the reduced use of outside services for corporate communications, economic imaging, and general advisement.

Salaries were $219,000 and $116,000 for the three months ended November 30, 2013 and 2012, respectively, a  increase of $103,000.  The increase was due to higher compensation pursuant to our executive compensation agreements.  Salaries are generally either accrued as an unpaid liability or, partially paid in the form of stock awards in lieu of cash, which are exempt under Rule 16b-3.  However, no stock compensation has been issued since August, 2013.  Amounts owed pursuant to all our executive employment agreements have been fully accrued as of November 30, 2013.  In August 2013, a large portion of executive compensation was converted to 1 year restricted stock.

Filing fees and transfer agent fees were $6,000 and $13,000 for the three months ended November 30, 2013 and August 31, 2012, respectively.  The $7,000 decrease was due to the absence of filing and transfer agent fees associated with corporate actions affecting shares in 2012.

Bank and brokerage fees decreased to $348 for the three months ended November 30, 2013 from $4,000 for the three months ended November 30, 2012.  The decrease was due to lower costs associated with transacting the Class A Common Stock shares of the Company.

Other income and (expense) was ($186,000) and ($260,000) for the three months ended November 30, 2013 and 2012, respectively.  The decrease of $74,000 is primarily related to the required accounting treatment of convertible debt derivative liabilities and the amortization of debt discounts.

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

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of November 30, 2013.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of November 30, 2013 as a result of the material weaknesses in internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of the Company’s Form 10-K for the fiscal year ended August 31, 2013.

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

A hearing on the motion to appoint a receiver was held on November 12 and 15, 2013.  The motion to appoint a receiver was denied on November 19, 2013.  The Company has filed its answer and initial disclosures regarding the underlying complaint regarding judicial foreclosure, declaratory judgment, breach of fiduciary duties, and awaits the court’s scheduling of a case management conference.

On December 20, 2013, Hennis filed a Motion with the Court seeking Judgment on the Pleadings, Alternatively for Summary Judgment, as to Plaintiffs’ First Claim for Relief, that claim being a judicial foreclosure of Defendant’s assets.

On January 6, 2014, Hennis filed a Notice of Appeal with the Colorado Court of Appeals appealing the Court’s November 19, 2013, denial of Hennis’ Renewed Motion for Appointment of Receiver.

Recreation Properties, Thomas A. Warlick

On December 5, 2013, Recreation Properties, Thomas A. Warlick, President, served upon the Company, C. Stephen Guyer, and Lee R. Rice a Complaint alleging; 1) Default Upon a Promissory Note Payable, 2) Breach of Contract, Breach of Fiduciary Duty (Guyer and Rice), and 3) Fraudulent Transfer Under CRS §§ 38-8-105(1)(b) & 106(1).  The Complaint seeks a judgment in favor of Recreation Properties, recovery of funds transferred to Guyer and Rice during the last four years preceding the complaint, and avoidance of the Deeds of Trust granted to Guyer and Rice.

The Company filed its answer on December 26, 2013.  On the same date, the Company filed a Motion to Consolidate this case with the Hennis action described above. On January 24, 2014, the court granted the Company's Motion to Consolidate.

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

A hearing on the Motion to Appoint a Receiver was held on November 12 and 15, 2013.  The Motion to Appoint a Receiver was denied on November 19, 2013.  (See “Legal Proceedings” for additional details.)

On December 5, 2013, Recreation Properties, Thomas A. Warlick, President, served upon the Company, C. Stephen Guyer, and Lee R. Rice a Complaint alleging; 1) Default Upon a Promissory Note Payable, 2) Breach of Contract, Breach of Fiduciary Duty (Guyer and Rice), and 3) Fraudulent Transfer Under CRS §§ 38-8-105(1)(b) & 106(1).  The Complaint seeks a judgment in favor of Recreation Properties, recovery of funds transferred to Guyer and Rice during the last four years preceding the complaint, and avoidance of the Deeds of Trust granted to Guyer and Rice.

The Company filed its answer on December 26, 2013.  On the same date, the Company filed a Motion to Consolidate this case with the Hennis action described above.  As of the date of this report, the Company awaits the court’s decision.  (See “Legal Proceedings” for additional details.)

We have incurred losses since our inception in 2004 and may never be profitable which raises doubt about our ability to continue as a going concern.

Since its inception in February 2004, we have not generated revenue and have incurred net losses.  We have a working capital deficit of $3,701,353 at November 30, 2013, have incurred net losses of $636,404 and $1,502,687 for the three months ended November 30, 2013 and 2012, respectively, and have an accumulated deficit during the exploration stage of $30,482,748 for the period from February 11, 2004 (inception) through November 30, 2013.  Accordingly, we have not generated cash flows from operations and have primarily relied upon equity financing, advances from officers, promissory notes, and advances from unrelated parties to fund our operations.

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
101††
The following financial statements from Colorado Goldfields Inc.’s Quarterly Report on Form 10-Q for the three months ended November 30, 2013 as filed with the SEC on January 29, 2014, formatted in XBRL, as follows:

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

January 31, 2014